Form 10-Q
period 1993-12-31
XTRA CORP /DE/
filed 1994-02-14
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended    December 31, 1993           Commission File Number 1-7654
                    ----------------------                                ------

                                XTRA CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                      06-0954158
         -------------------------------                       -------------------
         (State or other jurisdiction of                        (I.R.S. Employer
          incorporation or organization)                       Identification No.)

                 60 State Street
               Boston, Massachusetts                                  02109
         -------------------------------                       -------------------
         (Address of principal                                     (Zip Code)
          executive offices)

         Registrant's telephone number, including area code      (617) 367-5000
                                                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                  --------         ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                               Outstanding at January 31, 1994
            -----------------------                      -------------------------------
            Common Stock, Par Value                            16,889,192
                  $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                       Page No.
         Part I - Financial Information:

              Management Representation . . . . . . . . . . . . . . . . . . . . .        3

              Consolidated Balance Sheets
                December 31, 1993 and September 30, 1993. . . . . . . . . . . . .        4

              Consolidated Income Statements
                For the Three Months Ended
                December 31, 1993 and 1992. . . . . . . . . . . . . . . . . . . .        5

              Consolidated Statements of Cash Flows
                For the Three Months Ended
                December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . .        6

              Consolidated Statements of Stockholders' Equity
                For the Period September 30, 1992
                Through December 31, 1993 . . . . . . . . . . . . . . . . . . . .        7

              Notes to Consolidated Financial Statements. . . . . . . . . . . . .        8 - 9

              Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . .        10 - 12


         Part II - Other Information:

              Item 4.    Submission of Matters to a Vote of
                         Security Holders . . . . . . . . . . . . . . . . . . . .        13

              Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . .        14

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

              Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .         16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                           MANAGEMENT REPRESENTATION
                           -------------------------


              The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.

              The Board of Directors carries out its responsibility for the financial statements included herein through its Audit Committee, composed of non-employee Directors. During the year, the committee meets periodically with both management and the independent public accountants to ensure that each is carrying out its responsibilities. The independent public accountants have full and free access to the Audit Committee and meet with its members, with and without management being present, to discuss auditing and financial reporting matters.

              These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

              This financial information reflects, in the opinion of management, all adjustments consisting of only normal recurring adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1993 and September 30, 1993
           (Thousands of dollars except per share and share amounts)


                                                                            December 31,
                                                                               1993     September 30,
                                                                            (Unaudited)     1993
ASSETS                                                                      ----------- ------------
- ------
   Cash                                                                    $    9,577   $    9,046

   Trade receivables, less allowance
     for doubtful accounts of $10,147 a
     December 31, 1993 and $9,60
     at September 30, 1993                                                     48,325       49,437

   Lease contracts receivable                                                  30,717       33,981

   Property and equipment, at cost
     Revenue equipment                                                      1,106,538    1,082,970
     Land, buildings and other                                                 50,148       50,212
                                                                           ----------   ----------
                                                                            1,156,686    1,133,182
   Less - Accumulated depreciation                                           (412,083)    (391,479)
                                                                           ----------   ----------
          Net property and equipment                                          744,603      741,703
                                                                           ----------   ----------


   Other assets                                                                24,535       23,864
                                                                           ----------   ----------

                                                                           $  857,757   $  858,031
                                                                           ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                        $    3,363   $    5,478

   Other accrued expenses                                                      44,961       42,037

   Long term debt, including current portion of $34,959 at
    December 31, 1993 and $36,100 at September 30, 1993                       368,138      359,130

   Deferred income taxes                                                      147,252      141,960
                                                                           ----------   ----------
                                                                              563,714      548,605
                                                                           ----------   ----------
COMMITMENTS AND CONTINGENCIES

SERIES C CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK (liquidation preference $30 million)
  issued and outstanding: 300 shares at September 30, 1993                          -       29,149

STOCKHOLDERS' EQUITY
   Preferred Stock, without par value; total authorized: 3,000,000 shares; Series authorized
    Series C (classified above Stockholders' Equity)

   Common Stock, par value $.50 per share; authorized
    30,000,000 shares; issued and outstanding
    16,889,192 shares at December 31, 1993 and
    16,886,992 at September 30, 1993                                            8,445       8,443
   Capital in excess of par value                                             124,239     124,196
   Retained earning                                                           161,880     148,161
   Cumulative translation adjustment                                             (521)       (523)
                                                                           ----------   ----------
          Total stockholders' equity                                          294,043     280,277
                                                                           ----------   ----------
                                                                           $  857,757  $  858,031
                                                                           ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                       XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
             For the three months ended December 31, 1993 and 1992
                (Thousands of dollars except per share amounts)
                                  (Unaudited)

                                                                          1993          1992
                                                                       ----------   ----------
REVENUES                                                               $  88,524     $  87,056

OPERATING EXPENSES
     Depreciation on rental equipment                                     22,916        23,672
     Rental equipment lease financing                                      3,566         3,565
     Rental equipment operating expense                                   19,128        19,142
     Selling & administrative expense                                      7,494         8,485
                                                                       ----------   ----------
                                                                          53,104        54,864
                                                                       ----------   ----------
          Operating income                                                35,420        32,192

INTEREST EXPENSE                                                           8,503        10,359
                                                                       ----------   ----------
          Income from operations before
            provision for income taxes                                    26,917        21,833

PROVISION FOR INCOME TAXES                                                11,171         8,740
                                                                       ----------   ----------
          Net Income                                                      15,746        13,093

          Dividends on and accretion of issuance costs
             of Series C Cumulative Redeemable
             Exchangeable Preferred Stock                                     -           (963)
                                                                       ----------   ----------
          Net Income before dividends
             on Series B Preferred Stock                                  15,746        12,130
                                                                       ----------   ----------
          Less: Preferred dividends - Series B                                -           (806)
                                                                       ----------   ----------
          Net income available to common
             stockholders                                              $  15,746     $  11,324
                                                                       ==========   ==========
PER COMMON SHARE AND SHARE DATA:

     Earnings per Common Share:

          Primary                                                      $    0.93     $    0.95

          Fully diluted                                                $    0.93     $    0.79

     Weighted average number of common
        shares outstanding (in thousands):

          Primary                                                         17,009        11,893

          Fully diluted                                                   17,013        15,444

     Cash dividends declared                                           $    0.12     $    0.10


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 1993 and 1992
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                   1993         1992
                                                                                ----------   ----------
CASH FLOWS FROM OPERATIONS
  Net Income                                                                    $  15,746    $  13,093
  Add non-cash income and expense items:
    Depreciation & amortization, net                                               23,023       23,468
    Deferred income taxes, net                                                      5,283        4,560
    Bad debt expense                                                                1,349        1,237
  Add (deduct) other cash items:
    Net change in receivables, miscellaneous assets,
     payables and accrued expenses                                                     16          636
    Cash receipts from lease contracts receivable                                   4,779        7,436
    Recovery of property and equipment net book value                               2,425        2,747
                                                                                ----------   ----------
    TOTAL CASH PROVIDED FROM OPERATIONS                                            52,621       53,177
                                                                                ----------   ----------
CASH USED FOR INVESTMENT ACTIVITIES
  Additions to property and equipment                                             (28,977)     (10,652)
  Purchase of Strick Lease *                                                          -       (110,543)
                                                                                ----------   ----------
    TOTAL CASH USED FOR INVESTMENT ACTIVITIES                                     (28,977)    (121,195)
                                                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings of long-term debt                                                        -        102,300
  Payments of long-term debt                                                      (21,086)     (61,683)
  Net proceeds from issuance of  Series C Preferred Stock                             -         28,298
  Costs of converting Series B Preferred Stock to Common Stock                        -           (486)
  Dividends paid                                                                   (2,027)      (2,384)
                                                                                ----------   ----------
    TOTAL CASH (USED FOR)/PROVIDED  FROM  FINANCING ACTIVITIES                    (23,113)      66,045
                                                                                ----------   ----------
NET INCREASE (DECREASE) IN CASH                                                       531       (1,973)
                                                                                ==========   ==========
CASH AT BEGINNING OF PERIOD                                                         9,046        9,869
                                                                                ==========   ==========
CASH AT END OF PERIOD                                                               9,577        7,896
                                                                                ==========   ==========
Total Interest Paid                                                             $   9,040    $   9,294
                                                                                ==========   ==========
Total Income Taxes Paid (net of refunds)                                        $     704    $   2,369
                                                                                ==========   ==========

* Does not include $235,937 of Strick Lease debt assumed on October 2, 1992, the acquisition date.


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Period September 30, 1992 through December 31, 1993
                             (Thousands of dollars)
                                  (Unaudited)

                                                     Cumulative    Common
                                                    Convertible     Stock       Capital in                         Cumulative
                                                     Preferred       $.50       Excess of          Retained       Translation
                                                       Stock       Par Value    Par Value          Earnings        Adjustment
                                                    -----------    ---------    ---------         ----------      -----------
BALANCE AT SEPTEMBER 30, 1992                       $   62,450     $   5,871    $    262          $ 122,077        $     -

Net income                                                 -              -          -               37,811              -
Common Stock cash dividends
   declared at $.46 per share                              -              -          -               (7,069)             -
Series B Preferred Stock cash dividends
   accrued at $.322917 per share                           -              -          -                 (806)             -
Conversion of Series B Preferred Stock                 (62,450)        1,805      60,645                 -               -
Issuance of Common Stock                                   -             747      62,385                 -               -
Dividends accrued on and accretion of
   issuance costs of Series C Cumulative
   Redeemable Exchangeable Preferred Stock                 -              -          -               (3,852)             -
Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan         -              20         904                 -               -
Translation adjustment                                     -              -          -                   -             (523)
                                                    -----------    ---------    ---------         ----------      -----------
BALANCE AT SEPTEMBER 30, 1993                              -           8,443     124,196            148,161            (523)

Net income                                                 -              -          -               15,746              -
Common Stock cash dividends
   declared at $.12 per share                              -              -          -               (2,027)             -
Options exercised                                          -               2          43                 -               -

Translation adjustment                                     -              -          -                   -                2
                                                    -----------    ---------    ---------         ----------      -----------
BALANCE AT DECEMBER 31, 1993                        $      -       $   8,445    $124,239          $ 161,880        $   (521)
                                                    ===========    =========    =========         ==========      ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated. In fiscal 1994, the Company adopted a non-classified balance sheet format in which there is no distinction between current and long-term assets and liabilities. Certain amounts in the prior periods financial statements have been reclassified to be consistent with the current periods presentation.

         (2) The Company declared on March 16, 1993 a two for one stock split of its common stock in the form of a 100% stock dividend. The stock dividend was paid on May 18, 1993 to common stockholders of record on April 27, 1993. The stated par value per share of the common stock was not changed from $.50. All share and per share data presented in these financial statements and notes have been restated for the effect of the stock split.

         (3) The computation of primary earnings per common share is based on net income after deduction of $1.9375 Series B Preferred Stock dividends and dividends on and accretion of issuance costs of Series C Cumulative Redeemable Exchangeable Preferred Stock, divided by the weighted average number of outstanding common shares plus common stock equivalents. Fully diluted earnings per share also assumes the conversion of the $1.9375 Series B Cumulative Convertible Preferred Stock as of the beginning of the periods presented. Earnings per share have been calculated giving retroactive effect to the two for one stock split described in Note 2 above.

         (4) In October 1993, the Company elected to exercise its option to exchange the outstanding Series C shares for subordinated debt with a coupon of 10%. This subordinated debt is subject to the following mandatory redemption schedule: $10 million at October 2, 1994, 1995 and 1996 respectively. The Company has the option to prepay the entire issue on October 2, 1994 or thereafter.

         (5) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the three months ended December 31, 1992, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the three months ended December 31, 1993, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

              The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


         (6) The consolidated financial data for XTRA, Inc. included in the consolidated financial statements of the Company for the balance sheets dated December 31, 1993 and September 30, 1993 and income statements for the three months ended December 31, 1993 and 1992 are summarized below:

              Selected Balance Sheet Data:
              ----------------------------                 December 31,        September 30,
              (Thousands of dollars)                          1993                1993
                                                           -----------         -----------
              Cash                                         $   9,571            $   9,044
              Receivables, net                                79,047               83,656
              Property and equipment, net                    744,603              741,703
              Other assets                                    24,535               23,864
                                                           ---------           ----------
                Total assets                               $ 857,756            $ 858,267
                                                           =========           ==========

              Other liabilities                            $  48,518            $  47,901
              Long-term debt, including current portion
                of $34,959 at December 31, 1993 and
                $36,100 at September 30, 1993                368,138              359,130
              Deferred income taxes                          147,252              141,960
                                                           ---------           ----------
                Total liabilities                            563,908              548,991
                                                           ---------           ----------
              Stockholders' equity                           293,848              309,276
                                                           ---------           ----------
                Total liabilities and stockholders' equity $ 857,756            $ 858,267
                                                           =========           ==========

              Income Statement Data:
              ----------------------
              (Thousands of Dollars)

              For the three months ended December 31,            1993              1992
                                                               ---------        ----------
              Revenues                                         $ 88,524         $ 87,056
              Income before provision for income taxes           26,917           21,833
              Net income                                         15,746           13,093

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

         The First Quarter of 1994
         -------------------------
         Versus the First Quarter of 1993
         --------------------------------

         Revenues
         --------

              Revenues are generated by two leasing divisions, XTRA Lease which includes over- the-road trailers as well as storage trailers and XTRA Intermodal which includes intermodal trailers, chassis and domestic containers. Revenues are primarily a function of fleet size, utilization and lease rates.

              Revenues increased by 2% or $1.5 million for the three months ended December 31, 1993, over the same period a year ago.

              XTRA Lease revenues increased by 3% or $1.6 million primarily due to increased demand for the Company's equipment.

              XTRA Intermodal revenues remained relatively unchanged from the prior year's first quarter despite a decrease in working units attributable to a smaller fleet size. The decrease in revenues related to fewer working units was offset by an increase in average lease rates.

              The following table sets forth, for each division, average equipment utilization and average fleet size in units (including units held under operating leases) during the three months ended December 31:

                                             1993           1992
                                             ----           ----
              XTRA Lease
                Utilization                 92%             88%
                Units                       65,100          67,700

              XTRA Intermodal
                Utilization                 95%             94%
                Units                       56,700          60,200

         Operating Expenses
         ------------------
              Total operating expenses decreased by 3% or $1.8 million from the first quarter of fiscal 1993.

              Depreciation expense decreased by 3% or $.8 million due to a decrease of approximately 6,000 units in the Company's overall average fleet size .

              Selling and administrative expenses decreased by 12% or $1 million due principally to cost savings realized from the integration of the Strick Lease business.


         Interest Expense
         ----------------
              Net interest expense decreased by 18% or $1.9 million for the three months ended December 31, 1993, due to a decrease in average net debt outstanding partially offset by a slightly higher average interest rate.


         Income from Operations Before
         -----------------------------
         Provision for Income Taxes
         --------------------------
              Pretax income from operations for the three months ended December 31, 1993, increased by 23% or $5.1 million over the same period of the prior year due primarily to higher equipment utilization, cost savings realized from combining two large over-the-road leasing businesses, and reduced interest expense.


         Provision for Income Taxes
         --------------------------
              The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the three months ended December 31, 1992, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the three months ended December 31, 1993, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

              The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


         Liquidity and Capital Resources
         -------------------------------
              During the three months ended December 31, 1993, the Company generated cash flows from operations of $52.6 million and reduced net debt outstanding (debt less cash) by $21.6 million. During the same period XTRA invested $29.0 million in property and equipment and paid dividends of $2.0 million.

              Committed capital expenditures for fiscal 1994 currently amount to approximately $120 million including the exercise by XTRA of $20 million in purchase options for equipment already in the fleet. The Company has increased fiscal 1994 capital expenditures over the levels of recent years in order to respond to increased market demand and to replace older equipment being retired. XTRA deems its sources of financing adequate to meet projected needs.

              On January 14, 1994, the Company amended one of its Revolving Credit Agreements to extend the agreement by one year and increase the banks' lending commitment from $65 million to $90 million. This increase brings the total bank commitments under the Company's two revolving credit agreements to $180 million.

              At December 31, 1993 the Company had $68 million of unused credit available under its Revolving Credit Agreements, not including the subsequent $25 million increase, on January 14, 1994, in the commitment level of the Company's revolving credit agreements.

              On January 27, 1994, XTRA's Board of Directors voted to raise the regular quarterly cash dividend from $.12 per share to $.14 per share and declared a quarterly cash dividend of $.14 per share, payable on February 28, 1994 to common stockholders of record on February 11, 1994.

                          Part II - OTHER INFORMATION
                          ---------------------------

         Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------------

              At the 1994 Annual Meeting of Stockholders held on January 27,
         1994, at which a quorum was present, the stockholders re-elected the incumbent Directors and approved the following proposals by the number of shares of common stock voted as noted:

         (1)  Nominees for the office of Director:
              Proposals                                   Number of Shares
              ---------                               ------------------------
                                                      Voted For       Withheld
                                                      ----------      --------
              Gilbert Butler                          14,404,134       37,889
              J. Russell Duncan                       14,398,977       43,046
              Robert M. Gintel                        14,330,557      111,466
              Robert B. Goergen                       14,331,062      110,961
              Herbert C. Knortz                       14,400,227       41,796
              John J. Lee                             14,331,062      110,961
              Francis J. Palamara                     14,403,707       38,316
              Lewis Rubin                             14,330,880      111,143
              Donald B. Smiley                        14,400,197       41,826
              Martin L. Solomon                       14,331,054      110,969


                                                            Number of Shares Voted
                                                ---------------------------------------------
                                                    For            Against            Abstain
                                                -----------       ---------           -------
         (2)  To approve the 1993
              XTRA Corporation
              Deferred Director Fee
              Option Plan.                       13,270,208       1,097,465           74,350


         (3)  To approve an amendment
              to the 1991 Non-Employee
              Director Stock Option Plan
              increasing the number of
              shares covered by options
              awarded annually to non-
              employee directors from
              400 to 500.                        13,282,499       1,094,524           65,000


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

          Exhibit No.        Description
          -----------        -----------

              4.1            Amended and Restated Revolving Credit and Term
                             Loan Agreement, dated as of January 14, 1994, among XTRA, Inc., Continental Bank N.A., as Agent, and the other banks named therein.

              4.1.1          Guaranty, dated as of October 2, 1992, together with Consent of
                             Guarantor, dated as of January 14, 1994, pursuant to which
                             XTRA Corporation guarantees the obligations of XTRA, Inc.
                             under the Amended and Restated Revolving Credit and Term
                             Loan Agreement identified in Exhibit 4.1 above.

              11.1           Statement of the calculation of earnings per share for the three months ended December 31, 1993 and 1992.

              12.1           Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1993 and 1992 for XTRA
                             Corporation.

              12.2           Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1993 and 1992 for XTRA,
                             Inc.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     XTRA CORPORATION
                                              --------------------------------
                                                        (Registrant)





         Date  February 14, 1994                /s/Michael J. Soja
               -----------------              --------------------------------
                                                   Michael J. Soja
                                                   Vice President and
                                                    Chief Financial Officer





         Date  February 14, 1994               /s/Robert B. Blakeley
               -----------------              --------------------------------
                                                  Robert B. Blakeley
                                                  Controller and
                                                   Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

         EXHIBIT NO.
         -----------

           A.  EXHIBITS:
           -------------
           Exhibit No.            Description
           -----------            -----------
              4.1                 Amended and Restated Revolving Credit
                                  and Term Loan Agreement, dated as of
                                  January 14, 1994, among XTRA, Inc.,
                                  Continental Bank N.A., as Agent, and the
                                  other banks named therein.

              4.1.1               Guaranty, dated as of October 2, 1992,
                                  together with Consent of Guarantor, dated as of January 14, 1994, pursuant to which XTRA Corporation guarantees the obligations of XTRA, Inc. under the Amended and Restated
                                  Revolving Credit and Term Loan Agreement identified in Exhibit 4.1 above.

              11.1 Statement of the calculation of earnings per share for the three months ended December 31, 1993 and 1992.

              12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1993 and 1992 for
                                  XTRA Corporation.

              12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1993 and 1992 for
                                  XTRA, Inc.