Form 10-Q
period 1994-03-31
XTRA CORP /DE/
filed 1994-05-16
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      March 31, 1994              Commission File Number 1-7654
                  ----------------------                                 -------

                                XTRA CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           06-0954158
- - -------------------------------                    -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        60 State Street
     Boston, Massachusetts                                     02109
- - -------------------------------                    -----------------------------
(Address of principal                                       (Zip Code)
 executive offices)

Registrant's telephone number, including area code      (617) 367-5000
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X          No
                                 -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                       Outstanding at May 5, 1994
- - -------------------------------                    -----------------------------
Common Stock, Par Value                                    16,889,192
        $.50 Per Share

Exhibit index appears on page 18

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information
          ---------------------

           Management Representation . . . . . . . . . . . . . . . . .      3

     Item 1.   Financial Statements

           Consolidated Balance Sheets
             March 31, 1994 and September 30, 1993 . . . . . . . . . .      4

           Consolidated Income Statements
             For the Three and Six Months Ended
             March 31, 1994 and 1993 . . . . . . . . . . . . . . . . .      5

           Consolidated Statements of Cash Flows
             For the Six Months Ended
             March 31, 1994 and 1993 . . . . . . . . . . . . . . . . .      6

           Consolidated Statements of Stockholders' Equity
             For the Period September 30, 1992
             Through March 31, 1994. . . . . . . . . . . . . . . . . .      7

           Notes to Consolidated Financial Statements. . . . . . . . .      8 - 10

     Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . .     11 - 15


Part II.   Other Information
           -----------------

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .     16

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . .     17

           Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .     18

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       ---------------------------------
           (Thousands of dollars except per share and share amounts)


                                                          March 31,
                                                            1994             September 30,
                                                         (Unaudited)             1993
                                                         -----------         ------------
ASSETS
- - ------
  Cash                                                   $   14,708          $    9,046

  Trade receivables, net                                     44,905              49,437

  Lease contracts receivable                                 28,894              33,981

  Property and equipment, at cost
   Revenue equipment                                      1,128,027           1,082,970
   Land, buildings and other                                 49,153              50,212
                                                          ---------           ---------
                                                          1,177,180           1,133,182
  Less - Accumulated depreciation                          (416,438)           (391,479)
                                                          ---------           ---------
     Net property and equipment                             760,742             741,703
                                                          ---------           ---------
  Other assets                                               21,567              23,864
                                                          ---------           ---------
                                                         $  870,816          $  858,031
                                                          =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

LIABILITIES
  Accounts payable                                       $    6,205          $    5,478

  Other accrued expenses                                     45,241              42,037

  Long term debt, including current portion of
   $65,820 at March 31, 1994 and $36,100 at
   September 30, 1993                                       363,346             359,130

  Deferred income taxes                                     152,664             141,960
                                                          ---------           ---------
  Total liabilities                                         567,456             548,605
                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES

SERIES C CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK (liquidation preference $30
  million); issued and outstanding: 300 shares at
  September 30, 1993                                              -              29,149
                                                          ---------           ---------
STOCKHOLDERS' EQUITY
  Preferred Stock, without par value; total
   authorized: 3,000,000 shares; Series authorized:
   Series C (classified above Stockholders' Equity)

  Common Stock, par value $.50 per share; authorized:
   30,000,000 shares; issued and outstanding:
   16,889,192 shares at March 31, 1994 and
   16,886,992 at September 30, 1993                           8,444               8,443
  Capital in excess of par value                            124,238             124,196
  Retained earnings                                         171,773             148,161
  Cumulative translation adjustment                          (1,095)               (523)
                                                          ---------           ---------
        Total stockholders' equity                          303,360             280,277
                                                          ---------           ---------
                                                         $  870,816          $  858,031
                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                       ---------------------------------
                (Thousands of dollars except per share amounts)
                                  (Unaudited)


                                                                  Three Months Ended               Six Months Ended
                                                                        March 31,                       March 31,
                                                                -----------------------         ------------------------
                                                                  1994           1993            1994            1993
                                                                -------         -------         -------         --------
REVENUES                                                        $82,733         $76,787         171,257         $163,843


OPERATING EXPENSES
     Depreciation on rental equipment                            24,070          23,769          46,986           47,441
     Rental equipment lease financing                             1,523           3,682           5,089            7,247
     Rental equipment operating expense                          19,954          18,679          39,082           37,821
     Selling & administrative expense                             8,001           8,489          15,495           16,974
                                                                -------         -------         -------         --------
                                                                 53,548          54,619         106,652          109,483
                                                                -------         -------         -------         --------
          Operating income                                       29,185          22,168          64,605           54,360

INTEREST EXPENSE                                                  8,236          10,549          16,739           20,908
                                                                -------         -------         -------         --------
          Income from operations before
             provision for income taxes                          20,949          11,619          47,866           33,452


PROVISION FOR INCOME TAXES                                        8,692           4,641          19,863           13,381
                                                                -------         -------         -------         --------
NET INCOME                                                       12,257           6,978          28,003           20,071

          Dividends on and accretion of issuance costs
             of Series C Cumulative Redeemable
             Exchangeable Preferred Stock                             -            (963)              -           (1,926)
                                                                -------         -------         -------         --------
          Net Income before dividends
             on Series B Preferred Stock                         12,257           6,015          28,003           18,145
                                                                -------         -------         -------         --------
          Less: Preferred dividends - Series B                        -               -               -             (806)
                                                                -------         -------         -------         --------
          Net income available to common
             stockholders                                       $12,257         $ 6,015          28,003         $ 17,339
                                                                =======         =======         =======         ========
EARNINGS PER COMMON SHARE:

     Primary                                                    $  0.72         $  0.39         $  1.65         $   1.27

     Fully diluted                                              $  0.72         $  0.39         $  1.65         $   1.17

     Weighted average number of common
        shares outstanding (in thousands):

     Primary                                                     17,015          15,467          17,011           13,660

     Fully diluted                                               17,015          15,472          17,014           15,464

     Cash dividends declared                                    $  0.14         $  0.12         $  0.26         $   0.22


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED MARCH 31,
                                                                         -----------------------
                                                                          1994            1993
                                                                         -------         -------
CASH FLOWS FROM OPERATIONS
  Net Income                                                             $28,003         $20,071
  Add non-cash income and expense items:
    Depreciation & amortization, net                                      47,510          48,847
    Deferred income taxes, net                                            10,837           9,420
    Bad debt expense                                                       2,530           2,431
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                         7,275           6,597
    Cash receipts from lease contracts receivable                          8,818          11,084
    Recovery of property and equipment net book value                      8,384           5,066
                                                                         -------         -------
    TOTAL CASH PROVIDED FROM OPERATIONS                                  113,357         103,516
                                                                         -------         -------

CASH USED FOR INVESTMENT ACTIVITIES
  Additions to property and equipment                                    (77,929)        (12,777)
  Purchase of Strick Lease *                                                   -        (110,543)
                                                                         -------         -------
    TOTAL CASH USED FOR INVESTMENT ACTIVITIES                            (77,929)       (123,320)
                                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings of long-term debt                                                 -         142,800
  Payments of long-term debt                                             (25,375)       (145,289)
  Net proceeds from issuance of Series C Preferred Stock                       -          28,298
  Costs of converting Series B Preferred Stock to Common Stock                 -            (585)
  Dividends paid                                                          (4,391)         (4,979)
                                                                         -------         -------
    TOTAL CASH (USED FOR)/PROVIDED FROM FINANCING ACTIVITIES             (29,766)         20,245
                                                                         -------         -------

NET INCREASE IN CASH                                                       5,662             441
                                                                         =======         =======
CASH AT BEGINNING OF PERIOD                                                9,046           9,869
                                                                         =======         =======
CASH AT END OF PERIOD                                                     14,708          10,310
                                                                         =======         =======

Total Interest Paid                                                     $ 15,353        $ 18,066
                                                                         =======         =======

Total Income Taxes Paid (net of refunds)                                $  6,826        $  7,797
                                                                         =======         =======

* Does not include $235,937 of Strick Lease debt assumed on October 2, 1992, the acquisition date.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)
                                                        Cumulative     Common
                                                        Convertible    Stock        Capital in                        Cumulative
                                                        Preferred       $.50         Excess of          Retained      Translation
                                                         Stock        Par Value      Par Value          Earnings      Adjustment
                                                        -------         ------       --------           --------       ---------
BALANCE AT SEPTEMBER 30, 1992                           $62,450         $5,871       $    262           $122,077       $    -

Net income                                                    -              -              -             37,811             -
Common Stock cash dividends
   declared at $.46 per share                                 -              -              -             (7,069)            -
Series B Preferred Stock cash dividends
   accrued at $.322917 per share                              -              -              -               (806)            -
Conversion of Series B Preferred Stock                  (62,450)         1,805         60,645                  -             -
Issuance of Common Stock                                      -            747         62,385                  -             -
Dividends accrued on and accretion of
   issuance costs of Series C Cumulative
   Redeemable Exchangeable Preferred Stock                    -              -              -             (3,852)            -
Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan            -             20            904                  -             -
Translation adjustment                                        -              -              -                  -          (523)
                                                        -------         ------       --------           --------       -------

BALANCE AT SEPTEMBER 30, 1993                                 -          8,443        124,196            148,161          (523)


Net income                                                    -              -              -             28,003             -
Common Stock cash dividends
   declared at $.26 per share                                 -              -              -             (4,391)            -
Options exercised and related tax benefits, net               -              -              -                  -             -
   of shares forfeited under restricted stock plan            -              1             42                  -             -
Translation adjustment                                        -              -              -                  -          (572)
                                                        -------         ------       --------           --------       -------
BALANCE AT MARCH 31, 1994                               $     -         $8,444       $124,238           $171,773       $(1,095)
                                                        =======         ======       ========           ========       =======

 The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated. In fiscal 1994, the Company adopted an unclassified balance sheet format in which no distinction is made between current and long-term assets and liabilities. Certain amounts in the prior periods financial statements have been reclassified to be consistent with the current periods presentation.

(2) The Company declared on March 16, 1993 a two-for-one stock split of its common stock in the form of a 100% stock dividend. The stock dividend was paid on May 18, 1993 to common stockholders of record on April 27, 1993. The stated par value per share of the common stock remained at $.50. All share and per share data presented in these financial statements and notes have been restated for the effect of the stock split.

(3) The computation of primary earnings per common share is based on net income after deduction of $1.9375 Series B Cumulative Convertible Preferred Stock dividends and dividends on and accretion of issuance costs of Series C Cumulative Redeemable Exchangeable Preferred Stock, divided by the weighted average number of outstanding common shares plus common stock equivalents. The $1.9375 Series B Cumulative Convertible Preferred Stock was called for redemption by the Company on December 29, 1992. Fully diluted earnings per share assume the conversion of the $1.9375 Series B Cumulative Convertible Preferred Stock as of the beginning of the periods presented for which it is applicable. Earnings per share have been calculated giving retroactive effect to the two-for-one stock split described in Note 2 above.

(4) In October 1993, the Company exercised its option to exchange the outstanding Series C shares for subordinated debt with a coupon of 10%. This subordinated debt is subject to the following mandatory redemption schedule: $7.5 million on October 1, 1995, $7.5 million on October 1, 1996 and $15.0 million on October 1, 1997. The Company has the option to prepay the issue in whole or in part on October 1, 1994 or thereafter.
     The holders of the subordinated notes have the option to require the Company to redeem the issue in whole or in part on January 1, 1995 or thereafter.

(5) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the six months ended March 31, 1993, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the six months ended March 31, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

     The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(6) On April 27, 1994, the Company agreed to acquire, pursuant to an asset purchase agreement, substantially all of the assets of Caravan Trailer Rental Co., Ltd., a Canadian lessor of transportation equipment, for approximately $35 million plus the assumption of certain equipment purchase orders. The final purchase price is subject to certain adjustments. The acquisition will add approximately 4,500 units, primarily over-the-road trailers, to the Company's fleet. The acquisition is expected to close in June 1994, and is subject to conditions typical in such transactions.

(7) On May 3, 1994, the Company declared a quarterly cash dividend of $.14 per share, payable on May 31, 1994 to common stockholders of record on May 16, 1994.

(8)  The consolidated financial data for XTRA, Inc. included in the XTRA
     Corporation consolidated balance sheets dated March 31, 1994 and September
     30, 1993 and income statements for the three and six months ended March
     31, 1994 and 1993 are summarized below:

     SELECTED BALANCE SHEET DATA:                 March 31,    September 30,
     (Thousands of Dollars)                        1994           1993
                                                 ---------     ---------
     Cash                                        $  14,703     $   9,044
     Receivables, net                               73,828        83,656
     Property and equipment, net                   760,742       741,703
     Other assets                                   21,567        23,864
                                                 ---------     ---------
       Total assets                              $ 870,840     $ 858,267
                                                 =========     =========
     Other liabilities                           $  51,663     $  47,901
     Total debt                                    363,346       359,130
     Deferred income taxes                         152,664       141,960
                                                 ---------     ---------
       Total liabilities                           567,673       548,991
                                                 ---------     ---------
     Stockholders' equity                          303,167       309,276
                                                 ---------     ---------
      Total liabilities and stockholders' equity $ 870,840     $ 858,267
                                                 =========     =========
     INCOME STATEMENT DATA:
     (Thousands of Dollars)

     For the three months ended March 31,          1994          1993
                                                 ---------     ---------
     Revenues                                    $  82,733     $  76,787
     Income before provision for income taxes       20,949        11,619
     Net income                                     12,257         6,978

     For the six months ended March 31,            1994           1993
                                                 ---------     ---------
     Revenues                                    $ 171,257     $ 163,843
     Income before provision for income taxes       47,866        33,452
     Net income                                     28,003        20,071

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Second Quarter of 1994
- - --------------------------
Versus the Second Quarter of 1993
- - ---------------------------------

Revenues
- - --------

     Revenues are generated by two leasing divisions, XTRA Lease which includes over-the-road trailers as well as storage trailers and XTRA Intermodal which includes intermodal trailers, chassis and domestic containers. Revenues are primarily a function of fleet size, utilization and lease rates.

     Revenues increased by 8% or $5.9 million for the three months ended March 31, 1994, over the same period a year ago. XTRA Lease revenues increased by 10% or $4.3 million primarily due to an increase in working units despite a smaller average fleet size due mainly to increased demand for the Company's over-the-road equipment. XTRA Intermodal revenues increased by 5% or $1.6 million primarily due to an increase in average lease rates as well as gains realized from the sale of older equipment.

     The following table sets forth, for each division, average equipment utilization and average fleet size in units (including units held under operating leases) during the three months ended March 31:

                                        1994            1993
                                        ----            ----
     XTRA Lease
       Utilization                      86%             80%
       Units                            64,800          66,700

     XTRA Intermodal
       Utilization                      92%             90%
       Units                            56,800          59,400

Operating Expenses
- - ------------------

     Total operating expenses decreased by 2% or $1.1 million from the second quarter of fiscal 1993.
     Depreciation expense increased by 1% or $.3 million primarily due to the purchase of previously leased in units offset by a reduction in the Company's overall fleet size.
     Rental equipment lease financing expense decreased by 59% or $2.2 million primarily due to the purchase of units previously leased in.
     Rental equipment operating expense increased by 7% or $1.3 million due principally to higher expenses related to higher equipment utilization. This increase was offset by cost savings realized from the consolidation of branches acquired with the Strick Lease business.
      Selling and administrative expenses decreased by 6% or $.5 million due principally to cost savings realized from the integration of the Strick Lease business.


Interest Expense
- - ----------------

     Net interest expense decreased by 22% or $2.3 million for the three months ended March 31, 1994, primarily due to a decrease in average net debt outstanding.


Income from Operations Before
- - -----------------------------
Provision for Income Taxes
- - --------------------------

     Pretax income from operations for the three months ended March 31, 1994, increased by 80% or $9.3 million over the same period of the prior year due primarily to higher equipment utilization, reduced interest expense and cost savings realized from combining two large over-the-road leasing businesses.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Six Months Ended March 31, 1994
- - -----------------------------------
Versus the Six Months Ended March 31, 1993
- - ------------------------------------------

Revenues
- - --------

     Revenues are generated by two leasing divisions, XTRA Lease which includes over-the road trailers as well as storage trailers and XTRA Intermodal which includes intermodal trailers, chassis and domestic containers. Revenues are primarily a function of fleet size, utilization and lease rates.

     Revenues increased by 5% or $7.4 million for the six months ended March 31, 1994, over the same period a year ago. XTRA Lease revenues increased by 6% or $5.8 million primarily due to an increase in working units despite a smaller average fleet size. XTRA Intermodal revenues increased by 2% or $1.6 million primarily due to an increase in average lease rates as well as gains realized from the sale of older equipment.

     The following table sets forth, for each division, average equipment utilization and average fleet size in units (including units held under operating leases) during the six months ended March 31:
                                        1994           1993
                                        ----           ----
     XTRA Lease
       Utilization                      89%            84%
       Units                            64,900         67,200

     XTRA Intermodal
       Utilization                      94%            92%
       Units                            56,800         59,800

Operating Expenses
- - ------------------

     Total operating expenses decreased by 3% or $2.8 million from the same period of fiscal 1993.
     Depreciation expense decreased by 1% or $.4 million primarily due to a reduction in the Company's overall fleet size.
     Rental equipment lease financing expense decreased by 30% or $2.2 million primarily due to the purchase of units previously leased in.
     Rental equipment operating expense increased by 3% or $1.3 million due principally to higher expenses related to higher equipment utilization. This increase was offset by cost savings realized from the consolidation of branches acquired with the Strick Lease business.
     Selling and administrative expenses decreased by 9% or $1.5 million due principally to cost savings realized from the integration of the Strick Lease business.


Interest Expense
- - ----------------

     Net interest expense decreased by 20% or $4.2 million for the six months ended March 31, 1994, primarily due to a decrease in average net debt outstanding.


Income from Operations Before
- - -----------------------------
Provision for Income Taxes
- - --------------------------

     Pretax income from operations for the six months ended March 31, 1994, increased by 43% or $14.4 million over the same period of the prior year due primarily to higher equipment utilization, reduced interest expense and cost savings realized from combining two large over- the-road leasing businesses.


Provision for Income Taxes
- - --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the six months ended March 31, 1993, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the six months ended March 31, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

     The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


Liquidity and Capital Resources
- - -------------------------------

     During the six months ended March 31, 1994, the Company generated cash flows from operations of $113.3 million and reduced net debt outstanding (debt less cash) by $31.0 million. For purposes of determining the reduction of net debt outstanding, the Series C Preferred Stock is considered debt at September 30, 1993. During the same period XTRA invested $77.9 million in property and equipment and paid dividends of $4.4 million.

     Committed capital expenditures for fiscal 1994 currently amount to approximately $190 million including the exercise by XTRA of $24 million in purchase options for equipment already in the fleet. These amounts are exclusive of the proposed acquisition of the assets of Caravan
Trailer Rental Co. Ltd. (see Note 6).

     On January 14, 1994, the Company amended one of its Revolving Credit Agreements to extend the agreement by one year and increase the banks' lending commitment from $65 million to $90 million. This increase brings the total bank commitments under the Company's two revolving credit agreements to $180 million.

     At April 30th, 1994 the Company had $125 million of unused credit available under its Revolving Credit Agreements.

     In April 1994, the Company issued $30 million of Medium Term Notes at a weighted average rate of 7.3% and a weighted average life of 5.8 years.

                        Part II - OTHER INFORMATION
                        ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (a)  Exhibits
          --------
     Exhibit No.         Description
     -----------         -----------
        4.2              Amendment Agreement No. 3, dated as of February 10, 1994, to the Revolving Credit and Term Loan Agreement, dated as of
                         May 31, 1991 and amended and restated as of April 7, 1992, among XTRA, Inc., the First National Bank of Boston, as Bid
                         Agent and Administrative Agent, and the other banks named
                         therein.

       11.1              Statement of the calculation of earnings per share for the three and six months ended March 1994 and 1993.

       12.1              Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1994 and 1993 for XTRA
                         Corporation.

       12.2              Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1994 and 1993 for XTRA, Inc.



     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                XTRA CORPORATION
                                        --------------------------------
                                                 (Registrant)





Date:   May 16, 1994                           /s/ MICHAEL J. SOJA
        ------------                    --------------------------------
                                               Michael J. Soja
                                               Vice President and
                                                Chief Financial Officer





Date:   May 16, 1994                           /s/ ROBERT B. BLAKELEY
        ------------                    --------------------------------
                                               Robert B. Blakeley
                                               Controller and
                                                Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
- - -----------
    A.  EXHIBITS:
    -------------

    Exhibit No.         Description
    -----------         -----------
        4.2             Amendment Agreement No. 3, dated as
                        of  February 10, 1994, to the Revolving
                        Credit and Term Loan Agreement, dated
                        as of May 31, 1991 and amended and
                        restated as of April 7, 1992, among XTRA,
                        Inc., the First National Bank of Boston,
                        as Bid Agent and Administrative Agent,
                        and the other banks named therein.

       11.1 Statement of the calculation of earnings per share for the three and six months ended March 31, 1994 and 1993.

       12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1994 and 1993 for
                        XTRA Corporation.

       12.2 Statement of the calculation of earnings to fixed charges for the three months ended March 31, 1994 and 1993 for
                        XTRA, Inc.