Form 10-Q
period 1994-06-30
XTRA CORP /DE/
filed 1994-08-12
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1994              Commission File Number  1-7654
                  ------------------                                -----------

                                XTRA CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                    06-0954158
- - -------------------------------                                -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                Identification No.)


     60 State Street
   Boston, Massachusetts                                              02109
- - -------------------------------                                -------------------
(Address of principal                                              (Zip Code)
 executive offices)

Registrant's telephone number, including area code        (617) 367-5000
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                    Outstanding at August 5, 1994
- - -----------------------                         -----------------------------
Common Stock, Par Value                                16,935,884
   $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                                              Page No.
                                                                                              --------
Part I.   Financial Information
          ---------------------

                   Management Representation  . . . . . . . . . . . . . . . . . . . . . . .     3

          Item 1.   Financial Statements

                   Consolidated Balance Sheets
                    June 30, 1994 and September 30, 1993  . . . . . . . . . . . . . . . . .     4

                   Consolidated Income Statements
                     For the Three and Nine Months Ended
                     June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . .     5

                   Consolidated Statements of Cash Flows
                     For the Nine Months Ended
                     June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . .     6

                   Consolidated Statements of Stockholders' Equity
                     For the Period September 30, 1992
                     Through June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . .     7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .     8 - 10

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . .     11 - 16


Part II.  Other Information
          -----------------

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .     17


                   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18


                   Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       ---------------------------------
           (Thousands of dollars except per share and share amounts)

                                                                June 30,
                                                                 1994              September 30,
                                                              (Unaudited)              1993
                                                              -----------          -------------
ASSETS
- - ------
     Cash                                                       $   33,619          $    9,046

     Trade receivables, net                                         47,754              49,437

     Lease contracts receivable                                     27,568              33,981

     Property and equipment , at cost
       Revenue equipment                                         1,208,943           1,082,970
       Land, buildings and other                                    49,269              50,212
                                                                ----------          ----------
                                                                 1,258,212           1,133,182
       Less - Accumulated depreciation                            (419,977)           (391,479)
                                                                ----------          ----------
               Net property and equipment                          838,235             741,703
                                                                ----------          ----------
     Other assets                                                   24,468              23,864
                                                                ----------          ----------
                                                                $  971,644          $  858,031
                                                                ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
LIABILITIES
     Accounts payable                                           $   11,385          $    5,478

     Other accrued expenses                                         57,137              42,037

     Debt                                                          429,053             359,130

     Deferred income taxes                                         158,312             141,960
                                                                ----------          ----------
               Total liabilities                                   655,887             548,605
                                                                ----------          ----------
COMMITMENTS AND CONTINGENCIES

SERIES C CUMULATIVE REDEEMABLE EXCHANGEABLE
  PREFERRED STOCK (liquidation preference $30 million);
     issued and outstanding: 300 shares at September 30, 1993            -              29,149
                                                                ----------          ----------
STOCKHOLDERS' EQUITY
     Preferred Stock, without par value; total
       authorized: 3,000,000 shares; Series authorized:
       Series C (classified above Stockholders' Equity)

     Common Stock, par value $.50 per share; authorized:
       30,000,000 shares; issued and outstanding:
       16,935,884 shares at June 30, 1994 and
       16,886,992 at September 30, 1993                               8468               8,443
     Capital in excess of par value                                124,756             124,196
     Retained earnings                                             184,000             148,161
     Cumulative translation adjustment                              (1,467)               (523)
                                                                ----------          ----------
               Total stockholders' equity                          315,757             280,277
                                                                ----------          ----------
                                                                $  971,644          $  858,031
                                                                ==========          ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                                 XTRA CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED INCOME STATEMENTS
                                          ----------------------------------------------
                                          (Thousands of dollars except per share amounts)
                                                            (Unaudited)
                                                           Three Months Ended            Nine Months Ended
                                                                  June 30,                    June 30,
                                                          ---------------------        ---------------------
                                                             1994          1993            1994         1993
                                                          -------       -------        --------     --------
REVENUES                                                  $90,002       $81,206        $261,259     $245,049

OPERATING EXPENSES
     Depreciation on rental equipment                      24,556        23,526          71,542       70,967
     Rental equipment lease financing                       1,301         3,600           6,390       10,847
     Rental equipment operating expense                    22,336        19,478          61,418       57,299
     Selling & administrative expense                       8,572         7,802          24,067       24,776
                                                          -------       -------        --------     --------
                                                           56,765        54,406         163,417      163,889
                                                          -------       -------        --------     --------
          Operating income                                 33,237        26,800          97,842       81,160

INTEREST EXPENSE                                            8,289         9,142          25,028       30,050
                                                          -------       -------        --------     --------
          Income from operations before
             provision for income taxes                    24,948        17,658          72,814       51,110

PROVISION FOR INCOME TAXES                                 10,351         7,110          30,214       20,491
                                                          -------       -------        --------     --------
NET INCOME                                                 14,597        10,548          42,600       30,619

          Less: Preferred dividends                             -          (963)              -       (3,695)
                                                          -------       -------        --------     --------
          Net income available to common
             stockholders                                 $14,597       $ 9,585        $ 42,600     $ 26,924
                                                          =======       =======        ========     ========
EARNINGS PER COMMON SHARE:

     Primary                                              $  0.86       $  0.56        $   2.50     $   1.82

     Fully diluted                                        $  0.86       $  0.56        $   2.50     $   1.74

     Weighted average number of common
        shares outstanding (in thousands):

     Primary                                               17,023        16,972          17,015       14,764

     Fully diluted                                         17,024        16,973          17,018       15,966


     Cash dividends declared                              $  0.14       $  0.12        $   0.40     $   0.34


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


                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Thousands of dollars)
                                  (Unaudited)

                                                                    For the Nine Months
                                                                       ended June 30,
                                                                    -------------------
                                                                     1994          1993
                                                                     ----          ----
CASH FLOWS FROM OPERATIONS
  Net Income                                                       $ 42,600     $ 30,619
  Add non-cash income and expense items:
    Depreciation & amortization, net                                 72,970       70,616
    Deferred income taxes                                            16,484       13,113
    Bad debt expense                                                  3,348        3,692
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                   16,640        1,154
    Cash receipts from lease contracts receivable                    13,211       20,861
    Recovery of property and equipment net book value                15,662       10,215
                                                                   --------     --------
    TOTAL CASH PROVIDED FROM OPERATIONS                             180,915      150,270
                                                                   --------     --------

CASH USED FOR INVESTMENT ACTIVITIES
  Additions to property and equipment                              (189,910)     (28,717)
  Purchase of Strick Lease *                                              -     (110,543)
                                                                   --------     --------
    TOTAL CASH USED FOR INVESTMENT ACTIVITIES                      (189,910)    (139,260)
                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings of long-term debt                                       79,613      161,500
  Payments of long-term debt                                        (39,284)    (255,622)
  Net proceeds from issuance of Common Stock                              -       63,840
  Costs of converting Series B Preferred Stock to Common Stock            -         (667)
  Net proceeds from issuance of Series C Preferred Stock                  -       28,298
  Dividends paid                                                     (6,761)      (7,754)
                                                                   --------     --------
    TOTAL CASH (USED FOR)/PROVIDED FROM FINANCING ACTIVITIES         33,568      (10,405)
                                                                   --------     --------

NET INCREASE IN CASH                                                 24,573          605
                                                                   ========     ========
CASH AT BEGINNING OF PERIOD                                           9,046        9,869
                                                                   ========     ========
CASH AT END OF PERIOD                                                33,619       10,474
                                                                   ========     ========

Total Interest Paid                                                $ 24,819     $ 27,497
                                                                   ========     ========

Total Income Taxes Paid (net of refunds)                           $  8,014     $  8,201
                                                                   ========     ========

* Does not include $235,937 of Strick Lease debt assumed on October 2, 1992, the acquisition date.



  The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (Thousands of dollars)
                                  (Unaudited)
                                                       Cumulative     Common
                                                       Convertible    Stock    Capital in                      Cumulative
                                                        Preferred     $.50      Excess of      Retained        Translation
                                                         Stock       Par Value  Par Value      Earnings        Adjustment
                                                        ---------    ---------  ---------      --------        -----------
BALANCE AT SEPTEMBER 30, 1992                           $62,450         $5,871  $    262        $122,077        $    -

Net income                                                    -              -         -          37,811             -

Common Stock cash dividends
   declared at $.46 per share                                 -              -         -          (7,069)            -

Series B Preferred Stock cash dividends
   accrued at $.322917 per share                              -              -         -            (806)            -

Conversion of Series B Preferred Stock                  (62,450)         1,805    60,645               -             -
Issuance of Common Stock                                      -            747    62,385               -             -
Dividends accrued on and accretion of
   issuance costs of Series C Cumulative
   Redeemable Exchangeable Preferred Stock                    -              -         -          (3,852)            -

Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan            -             20       904               -             -
Translation adjustment                                        -              -         -               -          (523)
                                                        ---------    ---------  ---------      --------        -----------
BALANCE AT SEPTEMBER 30, 1993                                 -          8,443   124,196         148,161          (523)


Net income                                                    -              -         -          42,600             -

Common Stock cash dividends
   declared at $.40 per share                                 -              -         -          (6,761)            -

Options exercised and related tax benefits, net               -              -         -               -             -
   of shares forfeited under restricted stock plan            -             25       560               -             -
Translation adjustment                                        -              -         -               -          (944)
                                                        ---------    ---------  ---------      --------        -----------

BALANCE AT JUNE 30, 1994                                $     -         $8,468  $124,756        $184,000       $(1,467)
                                                        =========    =========  =========       ========       ========



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

(2) The Company declared on March 16, 1993 a two-for-one stock split of its common stock as a 100% stock dividend. The stock dividend was paid on May 18, 1993, to common stockholders of record on April 27, 1993. The stated par value per share of the common stock remained at $.50. All share and per share data presented in these financial statements and notes have been restated for the effect of the stock split.

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

(4) In October 1993, the Company exercised its option to exchange the outstanding Series C Preferred shares for subordinated debt with a coupon of 10%. This subordinated debt is subject to the following mandatory redemption schedule: $7.5 million on October 1, 1995, $7.5 million on October 1, 1996, and $15.0 million on October 1, 1997.
         The Company has the option to prepay the issue in whole or in part on October 1, 1994, or thereafter. The holders of the subordinated notes have the option to require the Company to redeem the issue in whole or in part on January 1, 1995, or thereafter.

(5) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the nine months ended June 30, 1993, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the nine months ended June 30, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

         The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(6) The Company's long-term debt includes a current portion of $65.5 million at June 30, 1994 and $36.1 million at September 30, 1993.

(7) On June 10, 1994, the Company purchased substantially all of the assets of Caravan Trailer Rental Co., Ltd., a Canadian lessor of transportation equipment. The total consideration for the purchase was $37 million. The total rental fleet consists of approximately 4,300 units of transportation equipment, primarily over-the-road trailers. On July 29, 1994, the Company acquired the assets of Integrated Transportation Services, Ltd., for approximatley $5 million which added approximately 750 over-the-road trailers to its Canadian leasing fleet.

(8) On August 2, 1994, the Company declared a quarterly cash dividend of $.14 per share, payable on August 31, 1994, to common stockholders of record on August 15, 1994.

         (9) The consolidated financial data for XTRA, Inc. included in the XTRA Corporation consolidated balance sheets dated June 30, 1994 and September 30, 1993 and consolidated income statements for the three and nine months ended June 30, 1994 and 1993 are summarized below:

         Selected Balance Sheet Data:                                 June 30,                  September 30,
         (Thousands of Dollars)                                         1994                        1993
                                                                       --------                   --------
         Cash                                                         $  33,615                  $   9,044
         Receivables, net                                                75,322                     83,656
         Property and equipment, net                                    838,235                    741,703
         Other assets                                                    24,468                     23,864
                                                                       --------                   --------
           Total assets                                                $971,640                   $858,267
                                                                      =========                   ========

         Other liabilities                                             $ 69,253                   $ 47,901
         Total debt                                                     429,053                    359,130
         Deferred income taxes                                          158,312                    141,960
                                                                       --------                   --------
           Total liabilities                                            656,618                    548,991
                                                                       --------                   --------
         Stockholders' equity                                           315,022                    309,276
                                                                       --------                   --------
           Total liabilities and stockholders' equity                  $971,640                   $858,267
                                                                       ========                   ========

         Income Statement Data:
         ----------------------
         (Thousands of Dollars)

         For the three months ended June 30,                             1994                       1993
                                                                         ----                       ----
         Revenues                                                      $ 90,002                  $  81,206
         Income before provision for income taxes                        24,948                     17,658
         Net income                                                      14,597                     10,548

         For the nine months ended June 30,                              1994                       1993
                                                                         ----                       ----
         Revenues                                                      $261,259                   $245,049
         Income before provision for income taxes                        72,814                     51,110
         Net income                                                      42,600                     30,619

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The Third Quarter of 1994
- - -------------------------
Versus the Third Quarter of 1993
- - --------------------------------

Revenues
- - --------

         Revenues are generated by two leasing divisions, XTRA Lease which primarily includes over-the-road trailers as well as storage trailers and XTRA Intermodal which includes intermodal trailers, chassis and domestic containers. Revenues are primarily a function of fleet size, utilization and lease rates.

         Revenues increased by 11% or $8.8 million for the three months ended June 30, 1994, over the same period a year ago, due principally to higher demand for the Company's equipment which was in part due to a union strike at certain national trucking companies in April and May. The strike resulted in strong incremental demand for equipment by nonunion trucking companies and railroad customers.

         XTRA Lease revenues increased by 14% or $6.6 million primarily due to an increase in working units as a result of increased demand for the Company's over-the-road equipment. XTRA Intermodal revenues increased by 7% or $2.2 million due mainly to an increase in working units resulting from increased demand for the Company's intermodal equipment as well as an increase in average lease rates.

         The following table sets forth, for each division, average equipment utilization and  average fleet size in units (including units held under operating leases) during the three months ended June 30:
                                                             1994                1993
                                                             ----                ----
         XTRA Lease
           Utilization                                          93%                 85%
           Units                                            65,700              65,300

         XTRA Intermodal
           Utilization                                          95%                90%
           Units                                            57,200             57,600


Operating Expenses
- - ------------------

         Total operating expenses increased by 4% or $2.4 million from the third quarter of fiscal 1993.
         Depreciation expense increased by 4% or $1.0 million primarily due to new additions to the fleet and the purchase of previously leased in equipment.
         Rental equipment lease financing expense decreased by 64% or $2.3 million primarily due to the purchase of previously leased in equipment.
         Rental equipment operating expense increased by 15% or $2.9 million due principally to higher repair, maintenance and tire costs related to higher equipment utilization.


Interest Expense
- - ----------------

         Interest expense decreased by 9% or $.9 million for the three months ended June 30, 1994, primarily due to a decrease in the average effective interest rate.

Income from Operations Before
- - -----------------------------
Provision for Income Taxes
- - --------------------------

         Pretax income from operations for the three months ended June 30, 1994, increased by 41% or $7.3 million over the same period of the prior year due primarily to higher equipment utilization.




The Nine Months Ended June 30, 1994
- - -----------------------------------
Versus the Nine Months Ended June 30, 1993
- - ------------------------------------------

Revenues
- - --------

         Revenues increased by 7% or $16.2 million for the nine months ended June 30, 1994, over the same period a year ago. XTRA Lease revenues increased by 9% or $12.4 million primarily due to an increase in working units despite a smaller average fleet size. XTRA Intermodal revenues increased by 4% or $3.8 million primarily due to an increase in average lease rates.

         The following table sets forth, for each division, average equipment utilization and average fleet size in units (including units held under operating leases) during the nine months ended June 30:

                                           1994              1993
                                           ----              ----
         XTRA Lease
           Utilization                        90%               84%
           Units                          65,200            66,500

         XTRA Intermodal
           Utilization                        94%               91%
           Units                          56,900            59,100

Operating Expenses
- - ------------------

         Total operating expenses were relatively unchanged from the same period of fiscal 1993.
         Rental equipment lease financing expense decreased by 41% or $4.6 million primarily due to the purchase of equipment previously leased in.
         Rental equipment operating expense had a net increase of increase of 7% or $4.1 million due principally to higher repair, maintenance and tire costs related to higher equipment utilization, offset by cost savings realized from the consolidation of branches acquired with the Strick Lease business.
         Selling and administrative expenses decreased by 3% or $.7 million due principally to cost savings realized from the integration of the Strick Lease business.


Interest Expense
- - ----------------

         Interest expense decreased by 17% or $5.0 million for the nine months ended June 30, 1994, primarily due to a decrease in average net debt outstanding.


Income from Operations Before
- - -----------------------------
Provision for Income Taxes
- - --------------------------

         Pretax income from operations for the nine months ended June 30, 1994, increased by 42% or $21.7 million over the same period of the prior year due primarily to higher equipment utilization, reduced interest expense and cost savings realized from combining two large over-the-road leasing businesses.

Provision for Income Taxes
- - --------------------------

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1993 was 48% reflecting the required restatement of deferred tax liabilities and assets as a result of the higher tax rate associated with the enactment, in August 1993, of the Revenue Reconciliation Bill of 1993. Absent the required adjustment for prior years, the effective income tax rate for 1993 would have been approximately 41%. For the nine months ended June 30, 1993, the Company recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. For the nine months ended June 30, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%.

         The Company's effective income tax rate for fiscal 1993 and its estimated effective income tax rate for fiscal 1994 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


Liquidity and Capital Resources
- - -------------------------------

         During the nine months ended June 30, 1994, the Company generated cash flows from operations of $180.9 million. During the same period XTRA invested $189.9 million in property and equipment and paid dividends of $6.8 million. Net debt outstanding (debt less cash) increased $15.4 million. For purposes of determining the reduction of net debt outstanding, the Series C Preferred Stock is considered debt at September 30, 1993.

         Committed capital expenditures for fiscal 1994 currently amount to approximately $232 million, which includes equipment acquisitions and the recent acquisitions of Caravan Trailer Rental Co., Ltd., and Integrated Transportation Services, Ltd., (see Note 7). Presently, committed capital expenditures for fiscal 1995 are approximately $139 million. The Company may increase its 1995 capital spending if conditions warrant.

         On January 14, 1994, the Company amended one of its Revolving Credit and Term Loan Agreements to extend the agreement by one year to a final maturity of December 31, 2000 and increase the banks' lending commitment from $65 million to $90 million. This increase brings the total bank commitments under the Company's two revolving credit agreements to $180 million.

         On May 27, 1994, the Company amended its second Revolving Credit and Term Loan Agreement, also extending that agreement by one year to a final maturity of May 31, 2001. At July 29, 1994, the Company had $65 million of unused credit available under its Revolving Credit Agreements.

         In April 1994, the Company issued $30 million of Medium Term Notes at a weighted average rate of 7.3% and a weighted average life of 5.8 years.

         On July 26, 1994 the Company filed a Shelf Registration Statement for $500 million of securities with the Securities and Exchange Commission. The Shelf Registration offers the Company additional financing flexibility by allowing for the issuance of senior and subordinated debt as well as various types of preferred stock and common equity.

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a)  Exhibits
              --------
         Exhibit No.              Description
         -----------              -----------
            4.1                   Revolving Credit and Term Loan Agreement, dated as of May 31, 1991, amended and restated as of
                                  April 7, 1992, and further amended and restated as of May 27, 1994, among XTRA, Inc.,  The First
                                  National Bank of Boston, as Agent, and the other banks named therein.

            4.1.1                 Guaranty, dated as of May 31, 1991, restated as of April 7, 1992, and further confirmed as of May
                                  27, 1994, pursuant to which XTRA Corporation guarantees the obligations of XTRA, Inc. under the
                                  Revolving Credit and Term Loan Agreement identified in Exhibit No. 4.1 above

           10.1                   Individual Pension Agreement, dated as of July 1, 1994, by and between XTRA Corporation and Lewis
                                  Rubin.

           11.1                   Statement of the calculation of earnings per share for the three and  nine months ended June 30,
                                  1994 and 1993.

           12.1                   Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1994 and 1993 for XTRA Corporation.

           12.2                   Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1994 and 1993 for XTRA, Inc.

           12.3                   Statement of the calculation of earnings to fixed charges and preferred stock dividends for the nine months ended June 30, 1994 and 1993 for XTRA, Corporation.

         (b)  Reports on Form 8-K
              -------------------
              Registrant filed a Current Report on Form 8-K dated August 3, 1994, which disclosed the Company's earnings for the quarter ended June 30, 1994.


                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                XTRA CORPORATION
                                          ----------------------------
                                                  (Registrant)




Date: August 12, 1994                           /s/Michael J. Soja
     ----------------                     ----------------------------
                                                Michael J. Soja
                                                Vice President and
                                                 Chief Financial Officer





Date: August 12, 1994                           /s/Robert B. Blakeley
     ----------------                     ----------------------------
                                                Robert B. Blakeley
                                                Controller and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
- - -----------

        A.  EXHIBITS:
        -------------

     Exhibit No.  Description
     -----------  -----------
          4.1     Revolving Credit and Term Loan Agreement, dated as of May 31,
                  1991, amended and restated as of April 7, 1992, and further amended and restated as of May 27, 1994, among XTRA, Inc.,
                  The First National Bank of Boston, as Agent, and the other banks named therein.

          4.1.1   Guaranty, dated as of May 31, 1991, restated as of April 7, 1992, and further confirmed as of May 27, 1994, pursuant to which XTRA
                  Corporation guarantees the obligations of XTRA, Inc. under the
                  Revolving Credit and Term Loan Agreement identified in Exhibit
                  No. 4.1 above.

         10.1 Individual Pension Agreement, dated as of July 1, 1994, by and between XTRA Corporation and Lewis Rubin.

         11.1     Statement of the calculation of earnings per share for the three and nine months ended June 30, 1994 and 1993.

         12.1     Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1994 and 1993 for XTRA Corporation.

         12.2 Statement of the calculation earnings to fixed charges for the nine months ended June 30, 1994 and 1993 for XTRA, Inc.

         12.3 Statement of the calculation of earnings to fixed charges and preferred stock dividends for the nine months ended June 30, 1994 and 1993 for XTRA, Corporation.