Form 10-K
period 1994-09-30
XTRA CORP /DE/
filed 1994-12-20
CIK 217591

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
                             ---------------------------------------------------
FORM-10-K*

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NUMBER 1-7654
SEPTEMBER 30, 1994
                             ---------------------------------------------------
XTRA Corporation (Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of             06-0954158
incorporation or organization)              (I.R.S. Employer Identification No.)

60 STATE STREET
BOSTON, MASSACHUSETTS 02109                 (617) 367-5000
(Address of principal executive offices)    (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO
SECTION 12(b) OF THE ACT:
                             ---------------------------------------------------
Title of each class                         Name of each exchange on which
                                              registered
Common Stock, Par Value $.50 per Share      New York Stock Exchange
                             ---------------------------------------------------
Shares Outstanding of the Registrant's Common Stock at November 17, 1994:
16,941,282

Aggregate market value of voting stock held by non-affiliates of the registrant at November 17, 1994: $695,708,303
                             ---------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ __ ].

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1994, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I.

Item 1. Business

XTRA Corporation (the "Company" or "XTRA") was organized in 1957 and is engaged in transportation equipment leasing. The Company conducts its business through its subsidiaries, including XTRA, Inc. XTRA's management subsidiary X-L-CO., INC. is located at 60 State Street, Boston, Massachusetts 02109 (telephone number (617) 367-5000).

In September, 1994, the Company changed its corporate structure by establishing a new holding company, XTRA Missouri, Inc., as an intermediate subsidiary between the Company and XTRA, Inc. XTRA Missouri, Inc. is a holding company for the stock of XTRA, Inc. and also holds and manages the Company's office space for XTRA Lease, Inc. and XTRA Intermodal, Inc. The Company also changed its operating structure so that XTRA, Inc. now conducts both its
over-the-road and intermodal business   through its subsidiaries XTRA Lease,
Inc. and XTRA Intermodal, Inc. pursuant to fleet management agreements. Under the fleet management agreements, which are terminable upon 30 days notice by either party, XTRA Lease, Inc. and XTRA Intermodal, Inc. pay fees to XTRA, Inc. for the use of equipment owned by XTRA, Inc. Accordingly, XTRA, Inc.'s primary source of revenues will be payments under the fleet management agreements, as well as dividends and advances from its subsidiaries. At September 30, 1994, 41% of XTRA, Inc.'s consolidated assets were accounted for by its subsidiaries. For fiscal 1995, approximately 94% of XTRA Inc.'s consolidated revenues are expected to be accounted for by its subsidiaries.

        XTRA's leasing equipment is offered to private fleet owners, contract and common carriers, railroads and steamship lines in North America to cover cyclical, seasonal or geographical shortages and as a substitute for purchasing equipment. The Company's two leasing divisions are XTRA Lease and XTRA Intermodal. XTRA Lease, primarily on an operating basis, leases over-the-road trailers, older trailers for mobile storage use and to a limited extent intermodal trailers and chassis. XTRA Intermodal leases, primarily on an operating basis, intermodal trailers, chassis and domestic containers. Leasing transportation equipment is a highly competitive business. The choice of equipment used, whether that choice is made by the shipper, transportation company or shipping agent, is primarily influenced by lease rates, terms, location, availability, condition and size of equipment, as well as other factors related to the general freight transportation market. The principal categories of equipment leased by the Company are described below.

        For information regarding revenues attributable to each division, see
Note 8 of the Notes to Consolidated Financial Statements. For additional information, including financing, capital expenditures and equipment utilization of each division's leasing fleet, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

        The majority of the Company's leasing fleet is manufactured to its specifications by a number of manufacturers. Some of XTRA's equipment has been acquired through acquisitions of competitors. The Company's leasing fleet consisted of the following units at the end of its last five fiscal years:

                                                                                                                   Approximate
                                                                      Units                                     Net Investment
                                 --------------------------------------------------------------------------            9/30/94
Equipment (1)                          1990            1991            1992            1993            1994            (000's)
                                 --------------------------------------------------------------------------------------------------
Over-the-road trailers               24,500          23,900          24,000          51,800          56,200           $489,200
Storage trailers                      7,900           7,500           6,500          12,900          12,600             18,600
Intermodal trailers                  42,100          37,900          32,900          33,600          33,900            234,800
Chassis                               7,600           7,300           7,200          15,300          16,500             70,600
Domestic containers                   7,800           7,700           7,700           7,800           7,800             47,100
                                     ------          ------          ------         -------         -------           --------
  Total                              89,900          84,300          78,300         121,400         127,000           $860,300
                                     ------          ------          ------         -------         -------           --------
                                     ------          ------          ------         -------         -------           --------

(1) The Company's fleet size and approximate net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases. For purposes of this presentation, the net investment in equipment leased to the Company on an operating basis represents the present value of the remaining lease payments. The net investment in revenue equipment leased to customers under long-term finance leases as well as equipment owned by the Company or leased to the Company under capital leases represents the net carrying value of this equipment. The significant increase in fleet size from 1992 to 1993 was primarily due to the Strick Lease acquisition completed in October, 1992 (see Note 2 of the Notes to Consolidated Financial Statements).

                                       2

        XTRA's business is directly affected, in terms of equipment utilization and lease rates, by the level of domestic economic activity, the supply of available equipment, demand and other factors in the freight transportation industry. The Company's utilization and hence its profitability is usually seasonally lower in its second and third fiscal quarters than in its first and fourth fiscal quarters.

        The Company leases its equipment on both a term and per diem basis. Term leases include both fixed-term leases and open-term leases. Under fixed-term leases, the customer agrees to lease the equipment for an initial period of one year or greater; the initial term is generally one to four years. Open-term leases typically allow the Company or the lessee to terminate the lease by giving 30 days notice, however these agreements tend to extend for three to five years except during prolonged domestic economic downturns. Under per diem leases, the customer generally has the option to return the equipment without notice.

        In general, the Company's receivable collection experience has been good. However, economic downturns tend to lengthen the collection period of certain receivables.

Over-the-Road Trailers

XTRA's over-the-road fleet of 56,200 trailers, mostly dry cargo vans, consists primarily of units 48' long by 102'' wide. XTRA's over-the-road trailer equipment is leased to private fleet owners, contract carriers and common carriers of general commodities. Approximately 43% of the trailers were leased on a term basis at the end of 1994 with the balance available for lease on a per diem basis. Generally, lessees are responsible for damage to equipment, except for ordinary maintenance, with full-service leases also available. Lease rates depend upon the length of term, the extent to which the Company provides maintenance and the type and age of the equipment.

Storage Trailers

XTRA's storage fleet consists of older former over-the-road and intermodal trailers. This fleet of 12,600 units is leased to a variety of customers under the trade name XTRA SPACE. Approximately 15% of the storage fleet was leased on a term basis at the end of 1994 with the balance available for lease on a per diem basis.

Intermodal Transportation

Intermodal transport involves moving freight through some combination of rail movement on rail flatcars, over water by ship and/or over-the-road. Long-haul freight in North America is transported in intermodal trailers, domestic containers, international ("marine") containers and over-the-road trailers.
The percentage of all domestic intermodal freight transported has been gradually increasing with the percentage moved in domestic containers increasing at a slightly higher rate than intermodal trailers.

Intermodal Trailers

Intermodal trailers are designed to be carried on rail flatcars, pulled by a tractor over the highway and, to a lesser extent, transported by watercarriers on ships and barges. The Company's intermodal trailer fleet of 33,900 units consists primarily of units 45' and 48' long by 102" wide.

        The Company's intermodal trailers are leased primarily to North American railroads and watercarriers. Approximately 39% of the intermodal trailer fleet was leased on a term basis (primarily open-term) at the end of 1994. The remainder of the fleet is available for lease on a per diem basis. Under per diem leases, the customer is generally responsible for damage to equipment, except for ordinary maintenance. The customers may terminate the per diem charge by transferring possession to another user or by removing the trailer from service at an authorized location.

        Under term leases, the lessee is responsible for rental fees during the term of the lease even if the trailer is physically transferred to another carrier. The lessee is responsible for damage to equipment and repair and maintenance, normal wear excepted and, if necessary, pays certain costs for reconditioning upon its return to XTRA locations.

        The Company believes the North American fleet of intermodal trailers had declined from approximately 121,000 in 1989 to 95,000 at the end of 1992 due to increased use of marine containers, domestic containers and over-the-road trailers to transport intermodal freight as well as increased efficiency in the use of intermodal trailers by the railroads.

XTRA believes the North American fleet of intermodal trailers has grown to 100,000 by the end of fiscal 1994 as a result of an improving economy, better service provided by the railroads and increased use of intermodal transportation by long-haul truckers. As a result of these factors, demand for intermodal trailers increased in fiscal 1993 and 1994, although the Company is unable to predict whether the demand for intermodal trailers will continue to grow in the future. The Company monitors the size of the North American fleet relative to current and expected future demand and bases its trailer acquisition and disposition decisions, in part, on these factors.

Chassis

Domestic chassis are wheeled rectangular steel frames generally 40' to 53' in length. Marine chassis are generally 20' or 40' in length to accommodate marine containers. XTRA's domestic and marine chassis are used as transport vehicles for domestic and marine containers which are then loaded or unloaded at shippers, rail terminals or consignees.

        The Company's chassis fleet, consisting of 16,500 units, is leased to water and motor carriers and railroads. Approximately 87% of the chassis fleet was leased on a term basis at the end of 1994, with the balance available for per diem use. Under term leases, lessees are generally responsible for damage to equipment and repair and maintenance, normal wear excepted. Under per diem leases, the customer is responsible for damage to equipment, except for ordinary maintenance.

Domestic Containers

Domestic containerization is the transportation of freight domestically in containers through a combination of rail, including "double stack" service (stacked two high on rail well cars), and over the road on chassis. Domestic containers are used as a substitute for intermodal and over-the-road trailers, particularly on long-haul, heavy volume routes. XTRA's fleet of approximately 7,800 units consists primarily of 48' long by 102'' wide steel-constructed units. Domestic containers are larger than marine containers, which are typically 20' or 40' long by 96'' wide.

        The Company's domestic containers are leased to North American railroads and domestic transportation segments of shipping lines. At September 30, 1994, substantially all of the Company's domestic containers were working under term lease agreements.The lessee is responsible for damage to equipment and repair and maintenance, normal wear excepted.

Competition

Leasing transportation equipment is highly competitive and is affected by factors related to the general freight transportation market. Lease terms and lease rates, as well as location, availability, condition and size of equipment are each important to the lessee. In addition, competition exists among the various types of transportation equipment. Over-the-road trailers, intermodal trailers, marine and domestic containers, and railroad rolling stock are all potential vehicles for the domestic movement of freight.

        Recent estimates place the number of over-the-road trailers available for lease in North America in excess of 250,000 of which approximately 116,000 are owned by two operating lessors. The Company believes it is the second largest North American lessor of over-the-road trailers with its principal competitor having a slightly larger fleet.

        In the operating lease market for intermodal trailers, the Company competes principally with one other leasing company. It is estimated that there are approximately 100,000 intermodal trailers in North America. XTRA believes it owns approximately 34% of the North American fleet with its principal competitor having a slightly larger sized fleet. The balance is owned by other leasing companies and railroads.

        The use of domestic containers and chassis is a growing part of the intermodal business. As the domestic container leasing market develops, the Company will compete with other transportation equipment lessors entering this market. The Company believes it is the third largest lessor of domestic containers and its fleet represents approximately 16% of the fleet controlled by intermodal carriers. There is also competition for the intermodal movement of domestic freight from marine containers. Some portion of the nation-wide marine chassis fleet of approximately 180,000 units is used to handle domestic containers and hence competes with domestic chassis.

Locations and Operations

XTRA Lease equipment is leased from equipment pools operated by Company employees at 87 locations in North America. The operations of the XTRA Intermodal fleet are primarily domestic and are coordinated by 5 regional offices located at key points of railroad activity.

Significant Customers

The Atchison, Topeka and Santa Fe Railway accounted for 11% of the Company's consolidated revenues in 1992. No other customer accounted for 10% or more of revenues in any of the last three fiscal years. See Note 8 of the Notes to Consolidated Financial Statements.

Employees

The Company had 798 employees at September 30, 1994.

Item 2. Properties

The Company maintains 92 facilities for the storage and distribution of its equipment throughout North America, occupying 633 acres, of which 368 are owned. Except for installations in Chicago and the St. Louis area, consisting of 35 and 148 acres, respectively, these facilities are generally located on lots ranging from 11 to 30 acres.

Item 3. Legal Proceedings

There are no material pending legal proceedings in which the Company is named as a defendant.

        A subsidiary of the Company has joined a group of other parties working with the Wisconsin Department of Natural Resources ("WDNR") on the remediation of environmental problems at the Edgerton Sand and Gravel Landfill site in Edgerton, Wisconsin and provision of an alternative water supply to affected residences in the area of the site. The subsidiary has also joined another group of parties working with the WDNR with regard to an adjacent manufacturing facility owned by the subsidiary prior to 1978. The Company is unable at this time to predict with any certainty the ultimate remediation costs associated with these sites or with provision of an alternative water supply, or the Company's share of any such costs. Based on preliminary estimates received from technical consultants for the Company and other similarly situated parties, the Company believes that its share of any future costs for remediation of both sites and provision of an alternative water supply will not be material to the results of operations, the financial condition or the liquidity of the Company, without consideration of any potential insurance recoveries or recoveries from the prior owner of the manufacturing facility or the owner/operator of the Edgerton Sand and Gravel Landfill site.

        Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to stockholders of the Company during the fourth quarter of 1994.

        Item 4A. Executive Officers of the Registrant

The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

        Lewis Rubin (56) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a Company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer in 1990. He was elected to his present position in 1990.

        Robert B. Blakeley (34) - Controller. Mr. Blakeley joined the Company in 1984, was promoted to Assistant Controller in 1987 and was elected to his present position in 1991.

        Michael K. Fox (48) - Vice President, XTRA Intermodal. Mr. Fox joined the Company in 1981 and has held several managerial positions. He was elected Executive Vice President, XTRA Intermodal in 1993. He was elected to his present position in 1994.

        William H. Franz (43) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and held the position of Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

        Christopher P. Joyce (33) - Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected to his present position in 1993.

        James R. Lajoie (54) - Vice President, General Counsel and Secretary. Mr. Lajoie joined the Company as General Counsel in 1981. He was elected Vice President and General Counsel in 1987 and was elected to his present position in 1990.

        Michael J. Soja (45) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978, and elected Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and was elected Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

        Charles D. Willmott (42) - Vice President, Marketing and Planning. Mr. Willmott was President of Distribution International Corporation, the holding company for the Strick Companies, prior to joining the Company in 1992. Mr. Willmott was elected to his present position in 1993.

        All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        XTRA Corporation Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 17, 1994 was 1,037. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1993 and 1994. All references to stock prices and dividends declared reflect the two-for-one stock split paid in May 1993.



                                                                    Dividends
                                        High            Low          Declared
   1993: First Quarter                 $  32       $    21 3/8       $  .10
         Second Quarter                   47 7/8        31 1/4          .12
         Third Quarter                    50 3/8        34              .12
         Fourth Quarter                   49 3/4        41 1/2          .12
   1994: First Quarter                    53            40 3/4          .12
         Second Quarter                   50 7/8        40 7/8          .14
         Third Quarter                    53 1/4        40              .14
         Fourth Quarter                   52 1/4        46 5/8          .14


        The Company has paid quarterly cash dividends on its Common Stock since January 1977. Future dividends will be determined by the Board of Directors and will be dependent upon the earnings, financial condition and cash requirements of the Company and other relevant factors existing at the time.

        The Company's source of funds for the payment of dividends on its capital stock is advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc. Several of the Company's loan agreements contain covenants that restrict the payment of cash dividends by the Company. In addition, certain loan agreements contain covenants that restrict advances to and the payment of dividends to the Company by its subsidiaries, including XTRA Missouri, Inc. and XTRA, Inc. Under the most restrictive provisions of the Company's loan agreements, the amount of cash dividends which could be paid on the Company's capital stock was limited to $127 million at September 30, 1994.

Item 6. Selected Financial Data

        This information is set forth in the table appearing on page 1 of the Company's 1994 Annual Report, which table is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears in the Company's 1994 Annual Report beginning at page 21 and is incorporated by reference.


Item 8. Financial Statements and Supplementary Data

        The following Financial Statements and Supplementary Data for XTRA
Corporation and its subsidiaries appear in the Company's 1994 Annual Report to Stockholders at the pages indicated below and are incorporated by reference:

Consolidated balance sheet - September 30, 1993 and 1994                                             18
Consolidated income statements for the three years ended September 30, 1994                          19
Consolidated statements of cash flows for the three years ended September 30, 1994                   20
Unaudited quarterly condensed consolidated income statements for the years ended
  September 30, 1993 and 1994                                                                        25
Consolidated statements of stockholders' equity for the three years ended September 30, 1994         26
Notes to consolidated financial statements                                                           27
Report of independent accountants                                                                    41



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Part III.

Item 10. Directors and Executive Officers of the Registrant

(a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Information with Respect to Director Nominees," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

(b) Executive Officers - Information with respect to executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in
Item 4A of this Report on Form 10-K. Information with respect to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Company's definitive Proxy Statement for the 1995 Annual Meeting of
Stockholders under the caption "Stock Ownership by Directors and Executive Officers," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

Item 11. Executive Compensation

This information is contained in the  Company's definitive Proxy
Statement for the 1995 Annual Meeting of Stockholders under the captions "Executive Compensation Tables" and "Compensation of Directors," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information is contained in the  Company's definitive Proxy
Statement for the 1995 Annual Meeting of Stockholders under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More Than Five Percent of Voting Securities," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

This information is contained in the  Company's definitive Proxy
Statement for the 1995 Annual Meeting of Stockholders under the captions "Information with Respect to Director Nominees" and "Certain Transactions," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

PART IV.

Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K.

          (a) 1. Financial Statements - A list of Financial Statements for XTRA Corporation and its Subsidiaries appears at Item 8 on page 7 of this Annual Report on Form 10-K.

               2. Financial Statement Schedules - The Following Schedules appear in the Company's 1994 Annual Report to Stockholders at the pages indicated below and are incorporated by reference:

               Schedules for the three years ended September 30, 1994:
               Schedule V - Property and equipment                                  38
               Schedule VI - Accumulated depreciation of property and equipment     39
               Schedule VII - Reserves                                              40

               Schedule III - Parent company financial Statements and Schedules appear at pages 10 to 14 of this Annual Report on Form 10-K. The supplementary income statement information required to be submitted in Schedule X has been included in the Financial Statements or the related notes. Other schedules are omitted as they are not applicable or required under the rules of Regulation S-X.

               3. Exhibits - A list of Exhibits filed or incorporated by reference appears following page 14 of this Annual Report on Form 10-K, which information is incorporated by reference.

          (b)  The Company filed a Current Report on Form 8-K, dated
               August 3, 1994, in which it disclosed the Company's earnings for the quarter ended June 30, 1994. The Company filed a Current Report on Form 8-K, dated August 15, 1994, in which it filed exhibits in connection with two Registration Statements on Form S-3 filed by XTRA Corporation and XTRA, Inc. with the Securities and Exchange Commission.

                                                                           Schedule III
                                  XTRA CORPORATION
                                (PARENT COMPANY ONLY)
                              STATEMENTS OF CASH FLOWS
                              FOR THE THREE YEARS ENDED
                                  SEPTEMBER 30, 1994
                              -------------------------
                                                          (000's Omitted)
                                                 ---------------------------------
                                                   1992         1993        1994
                                                 --------     --------    --------
Cash flows from operations
  Income from operations                         $ 27,010     $ 37,811    $ 57,565
Deduct non-cash income and
  expense items:
  Equity in earnings of subsidiaries              (27,010)     (37,811)    (57,565)
Add other cash items:
  Dividends received from subsidiary               28,415       11,280       9,132
  Net change in receivables,
  miscellaneous assets, payables
  and accrued expenses                                272          924         453
                                                 --------     --------    --------

Total cash provided from
operations                                       $ 28,687     $ 12,204    $  9,585
                                                 --------     --------    --------


Cash flows from financing activities
  Net proceeds from issuance of common stock            -       63,132           -
  Net proceeds from issuance of Series C
  Preferred Stock (See Note B)                          -       28,298           -
  Capital Contribution to Subsidiary                    -      (92,322)          -
  Increase in advances to
  Subsidiaries                                    (19,271)        (782)       (453)
  Dividends paid                                   (9,417)     (10,530)     (9,132)
                                                 --------     --------    --------

Total cash used for financing
  activities                                     $(28,688)    $(12,204)   $ (9,585)
                                                 --------     --------    --------

Decrease in cash                                 $     (1)    $      -    $      -

Cash at beginning of year                               3            2           2
                                                 --------     --------    --------

Cash at end of year                              $      2     $      2    $      2
                                                 ========     ========    ========

The accompanying Notes A, B and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                Schedule III

                             XTRA CORPORATION
                           (PARENT COMPANY ONLY)
                             INCOME STATEMENTS
                         FOR THE THREE YEARS ENDED
                             SEPTEMBER 30, 1994


                                                     (000's Omitted)
                                               ----------------------------
                                                 1992      1993      1994
                                               --------  --------  --------
Equity in earnings of subsidiaries             $ 27,010  $ 37,811  $ 57,565
                                               --------  --------  --------

     Net income                                $ 27,010  $ 37,811  $ 57,565
                                               ========  ========  ========


The accompanying Notes A, B and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                               Schedule III
                             XTRA CORPORATION
                           (PARENT COMPANY ONLY)
                              BALANCE SHEETS
                 SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1994
                 -----------------------------------------
                                               (000's Omitted)
                                            ---------------------
                                              1993          1994
                                            --------     --------
                             ASSETS
                             ------
Cash                                        $      2     $      2

Investment in Subsidiary                     309,799      329,083

Advances to Subsidiaries                         898        1,351
                                            --------     --------

                                            $310,699     $330,436
                                            ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Liabilities                                 $    750     $      -
Series C Cumulative Redeemable
  Exchangeable Preferred Stock
  (liquidation preference $30 million)
  issued and outstanding; 300 shares
  at September 30, 1993.                      29,149            -
Commitments and Contingencies                      -            -
Stockholders' Equity
  Preferred Stock, without par value; total
  authorized:  3,000,000 shares
  Common Stock, par value $.50 per
     share; authorized: 30,000,000 shares;
     issued and outstanding: 16,886,992
     shares at September 30, 1993 and
     16,939,616 at September 30, 1994          8,443        8,470
  Capital in excess of par value             124,196      125,372
  Retained earnings                          148,161      196,594
                                            --------     --------
        Total Stockholders' Equity           280,800      330,436
                                            --------     --------
                                            $310,699     $330,436
                                            ========     ========

The accompanying Notes A, B and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               XTRA CORPORATION
             NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS


(A)  Summary of Significant Accounting Policies
     ------------------------------------------

     Accounting for Investment in Subsidiary

     XTRA Corporation, the Parent Company, records its investment in its subsidiary, XTRA Missouri, Inc. at cost plus its equity in the undistributed earnings of this subsidiary. All administrative and interest expenses incurred by the Parent Company are allocated to its direct and indirect wholly-owned subsidiaries.

(B)  Capital Stock
     -------------

     Dividends

     XTRA Corporation declared cash dividends of $.39, $.46 and $.54 per share in the years ended September 30, 1992, 1993 and 1994, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $9,417,000, $10,530,000 and $9,132,000 during fiscal 1992, 1993, and 1994, respectively. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Issuance of Common Stock

     During fiscal 1993, the company issued 1,495,000 shares of common stock at $44.75 per share. The net proceeds to the Company were approximately $63 million.

     Series C Cumulative Redeemable Exchangeable Preferred Stock

     In connection with the acquisition of the Strick Lease business the Company issued 300 shares of Series C Cumulative Redeemable Exchangeable Preferred Stock with a $30 million redemption value, a dividend rate of 10% and a final maturity date of five years. On October 1, 1993, the Company elected to exercise its option to exchange the outstanding shares for subordinated debt with a coupon of 10%. This subordinated debt which was recorded by its subsidiary, XTRA, Inc., was redeemed September 30, 1994.

(C)  Debt and Transfers to Subsidiaries
     ----------------------------------

     The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 4 of the Parent Company's consolidated 1994 Annual Report.)

Signatures

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    XTRA Corporation
                                    (Registrant)
                                    By /s/ Lewis Rubin
                                    -------------------------------------
                                    President and Chief Executive Officer


                                    November 17, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                                     Date
/s/ Robert B. Goergen         Chairman of the                           November 17, 1994
                              Board of Directors

/s/ Robert M. Gintel          Vice Chairman of the                      November 17, 1994
                              Board of Directors

/s/ Lewis Rubin               President, Chief Executive                November 17, 1994
                              Officer and Director

/s/ Michael J. Soja           Vice President                            November 17, 1994
                              and Chief Financial Officer

/s/ Robert B. Blakeley        Controller and                            November 17, 1994
                              Chief Accounting Officer

/s/ Gilbert Butler            Director                                  November 17, 1994

/s/ J. Russell Duncan         Director                                  November 17, 1994

/s/ Herbert C. Knortz         Director                                  November 17, 1994

/s/ John J. Lee               Director                                  November 17, 1994

/s/ Francis J. Palamara       Director                                  November 17, 1994

/s/ Martin L. Solomon         Director                                  November 17, 1994


                                EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                       (for fiscal year ended 9-30-94)


Exhibit Item

3.1        Restated Certificate of Incorporation of XTRA Corporation
           (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended
           September 30, 1989, and incorporated herein by reference).

3.1.1 Certificate of Elimination of Designation, Preference and Rights of Series A Participating Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

3.1.2      Certificate of Elimination of Designation, Preference and Rights of
           $1.9375 Series B Cumulative Convertible Preferred Stock (filed with the Securities and Exchange Commission on March 5, 1993 as
           Exhibit 4.5 to Registrant's Registration Statement on Form S-3
           (file No. 33-59132), and incorporated herein by reference).

3.1.3      Certificate of Amendment of Restated Certificate of Incorporation
           (filed with the Securities and Exchange Commission on March 5, 1993 as Exhibit 4.4 to Registrant's Registration Statement on Form S-3
           (file No. 33-59132), and incorporated herein by reference).

3.1.4 Certificate of Elimination of Designation, Preference and Rights of the Series C Cumulative Redeemable Exchangeable Preferred Stock
           (filed with the Securities and Exchange Commission on July 26, 1994 as Exhibit 4.5 to Registrant's Registration Statement on Form S-3
           (file No. 33-54747), and incorporated herein by reference).

3.2        Amended and Restated By-Laws of XTRA Corporation, as amended through
           March 20, 1990 (filed with the Securities and Exchange Commission as
           Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, and incorporated herein by reference).

4.1        Indenture, dated as of February 1, 1989, between XTRA, Inc., XTRA
           Corporation and Chemical Bank, and First Supplemental Indenture, dated as of February 1, 1989, between XTRA, Inc., XTRA Corporation and Chemical Bank (filed with the Securities and Exchange Commission as Exhibits 4.1 and 4.2, respectively, to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1988, and incorporated herein by reference).




 4.1.1     Second Supplemental Indenture, dated as of December 10, 1991, to the
           Indenture identified in Exhibit 4.1 above, between XTRA, Inc., XTRA
           Corporation and Chemical Bank (filed with the Securities and
           Exchange Commission as Exhibit 4.4.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference).

 4.1.2     Third Supplemental Indenture, dated as of November 1, 1992, to the
           Indenture identified in Exhibit 4.1 above, between XTRA, Inc.,
           XTRA Corporation and Chemical Bank (filed with the Securities and
           Exchange Commission as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and incorporated herein by reference).

 4.1.3 Fourth Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc, XTRA Corporation and Chemical Bank, filed herewith.

 4.2       Indenture, dated as of August 15, 1994, between XTRA, Inc., XTRA
           Corporation and The First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit 4.1 to
           Registrant's Current Report on Form 8-K dated August 15, 1994, and incorporated herein by reference).

 4.2.1 First Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.2 above, between XTRA Inc., XTRA Corporation and The First National Bank of Boston, filed herewith.

 4.2.2     Form of fixed-rate Series C Medium-Term Note, filed herewith.

 4.2.3     Form of floating-rate Series C Medium-Term Note, filed herewith.

           NOTE: Registrant agrees to furnish to the Securities and Exchange
           Commission, upon request, a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries.
           Such other instruments are not filed herewith because no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1 Agreement and Plan of Reorganization, dated as of July 26, 1992, among Registrant, ST Trailer Corp., Distribution International
           Corporation ("DI"), Strick Corporation and certain individuals owning approximately 70% of the capital stock of DI (filed with the Securities and Exchange Commission as Exhibit 2.1 to
           Registrant's Current Report on Form 8-K dated August 4, 1992, and incorporated herein by reference).

10.2 U.S. Fleet Finance Services Agreement dated as of October 1, 1994 between XTRA, Inc. and XTRA Intermodal, Inc., filed herewith.

10.3 U.S. Fleet Finance Services Agreement dated as of October 1, 1994 between XTRA, Inc. and XTRA Lease, Inc., filed herewith.


EXECUTIVE COMPENSATION PLANS

10.4       1991 Stock Option Plan for Non-Employee Directors (filed with the
           Securities and Exchange Commission as Exhibit 10.3 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.4.1     First Amendment to the 1991 Stock Option Plan for Non-Employee
           Directors identified in Exhibit 10.4 above (filed with the Securities and Exchange Commission as Exhibit 10.3.1 to Registrant's
           Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.5       1987 Stock Incentive Plan (filed with the Securities and Exchange
           Commission as Exhibit 10.3 to Registrant's Annual Report on Form
           10-K for the year ended September 30, 1989, and incorporated herein by reference).

10.6       Deferred Director Fee Option Plan (filed with the Securities and
           Exchange Commission as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.7       Deferred Compensation Plan for Non-Employee Directors, effective
           January 1, 1994 (filed with the Securities and Exchange Commission as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.8       Deferred Compensation Plan for Senior Executives, effective January
           1, 1994 (filed with the Securities and Exchange Commission as
           Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.9       Annual Incentive Plan (filed with the Securities and Exchange
           Commission as Exhibit 10.2 to Registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.10      Retirement Plan for Non-Employee Directors (filed with the
           Securities and Exchange Commission as Exhibit 10.4 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).


10.10.1    Amendment as of September 30, 1993, to the Retirement Plan for
           Non-Employee Directors identified in Exhibit 10.10 above (filed with the Securities and Exchange Commission as Exhibit 10.9.1 to
           Registrant's Annual Report on Form 10-K for the year ended September
           30, 1993, and incorporated herein by reference).

10.11 Supplemental Executive Retirement Plan terminated by the Board of Directors on January 27, 1993 (filed with the Securities and
           Exchange Commission as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1989, and incorporated herein by reference).

10.11.1    Amendment as of September 30, 1993, to the Supplemental Executive
           Retirement Plan identified in Exhibit 10.11 above (filed with the Securities and Exchange Commission as Exhibit 10.10.1 to
           Registrant's Annual Report on Form 10-K for the year ended September
           30, 1993, and incorporated herein by reference).

10.12 Form of Indemnification Agreement entered into between the Registrant and certain former Directors and certain former and current officers of the Registrant and its subsidiaries (filed with the Securities and Exchange Commission on June 11, 1987 as Exhibit 10 to
           Registrant's Registration Statement on Form S-3 (file No. 33-14996), and incorporated herein by reference).

10.13 Employment and Stock Option Agreement, dated as of July 12, 1990, between XTRA Corporation and Lewis Rubin (filed with the Securities and Exchange Commission as Exhibit 10.9 to Registrant's Annual
           Report on Form 10-K for the year ended September 30, 1990, and incorporated herein by reference).





10.13.1    Amendment No. 1, dated as of May 7, 1991, to the Employment and Stock
           Option Agreement identified in Exhibit 10.13 above, between XTRA
           Corporation and Lewis Rubin (filed with the Securities and Exchange
           Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.13.2    Amendment No. 2, dated as of May 5, 1992, to the Employment and
           Stock Option Agreement identified in Exhibit 10.13 above, between
           XTRA Corporation and Lewis Rubin (filed with the Securities and
           Exchange Commission as Exhibit 10.11.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1992, and incorporated herein by reference).

10.13.3    Amendment No. 3, dated as of September 1, 1993, to the Employment and
           Stock Option Agreement identified in Exhibit 10.13 above, between
           XTRA Corporation and Lewis Rubin (filed with the Securities and
           Exchange Commission as Exhibit 10.13.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.14      Individual Pension Agreement, dated as of July 1, 1994, between XTRA
           Corporation and Lewis Rubin (filed with the Securities and Exchange
           Commission as Exhibit 10.1 to Registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

11.1       Statement re computation of per share earnings.

11.2       Statement re Calculation of Weighted Average Shares
           Outstanding.

12.1       Statement re computation of ratios (XTRA Corporation).

12.2       Statement re computation of ratios (XTRA Missouri, Inc.).

12.3       Statement re computation of ratios (XTRA, Inc.).

13.1       Five Year Selected Financial Data.

13.2       Management's Discussion and Analysis of Financial Condition and
           Results of Operations for the Three Years Ended September 30, 1994
           (not covered by the Report of Independent Public Accountants).

13.3 XTRA Corporation and Subsidiaries Consolidated Financial Statements and Schedules.

21         Subsidiaries of Registrant.

23         Consent of Independent Public Accountants.

27.1       Financial Data Schedule.
