Form 10-Q
period 1994-12-31
XTRA CORP /DE/
filed 1995-02-10
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      December 31, 1994                    Commission File Number 1-7654
                 -------------------------                                         -----------

                                 XTRA CORPORATION
- --------------------------------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            DELAWARE                                                       06-0954158
- ----------------------------------                        ----------------------------------------------
 (State or other jurisdiction of                                        (I.R.S. Employer
  incorporation or organization)                                      Identification No.)


           60 State Street
        Boston, Massachusetts                                                02109
- ----------------------------------                        ----------------------------------------------
(Address of principal                                                      (Zip Code)
 executive offices)

Registrant's telephone number, including area code                      (617) 367-5000
                                                   ------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                        Yes    X            No
                           ---------           ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                                                   Outstanding at February 6, 1995
- ---------------------------------------                                              -------------------------------------
      Common Stock, Par Value                                                                   16,950,014
           $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                                               Page No.
                                                                                               --------
Part I.   Financial Information
          ---------------------

                   Management Representation  . . . . . . . . . . . . . . . . . . . . . . .     3

                   Consolidated Balance Sheets
                    December 31, 1994 and September 30, 1994  . . . . . . . . . . . . . . .     4

                   Consolidated Income Statements
                     For the Three Months Ended
                     December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .     5

                   Consolidated Statements of Cash Flows
                     For the Three Months Ended
                     December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .     6

                   Consolidated Statements of Stockholders' Equity
                     For the Period September 30, 1993
                     Through December 31, 1994  . . . . . . . . . . . . . . . . . . . . . .     7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .     8 - 10

                   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . .     11 - 13


Part II.  Other Information
          -----------------

          Item 4.         Submission  of Matters to a Vote of
                          Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .     14

          Item 5.         Other Information . . . . . . . . . . . . . . . . . . . . . . . .     15

          Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .     16

          Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

          Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     -----------------------------------
            (MILLIONS OF DOLLARS EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                       DECEMBER 31,
                                                                          1994            SEPTEMBERER 30,
                                                                       (UNAUDITED)             1994
                                                                      ------------        --------------
Assets
- ------

         Cash                                                          $    3.9             $   43.2

         Trade receivables, net                                            53.6                 54.0

         Lease contracts receivable                                        38.9                 41.3

         Property and equipment , at cost
           Revenue equipment                                            1,250.8              1,223.2
                                                                        -------              -------
           Land, buildings and other                                       52.9                 50.5

                                                                        1,303.7              1,273.7
           Less - Accumulated depreciation                               (444.2)              (428.0)
                                                                        -------              -------

                 Net property and equipment                               859.5                845.7
                                                                        -------              -------

         Other assets                                                      21.2                 20.7
                                                                        -------              -------

                                                                       $  977.1             $1,004.9
                                                                        =======              =======


Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities
         Accounts payable                                              $   12.0             $   14.7

         Accrued interest expense                                           3.8                  5.6

         Other accrued expenses                                            52.4                 53.8

         Debt                                                             391.2                434.6

         Deferred income taxes                                            174.2                165.7
                                                                        -------              -------

                 Total liabilities                                        633.6                674.4
                                                                        -------              -------

Commitments and Contingencies

Stockholders' Equity
         Common Stock, par value $.50 per share; authorized:
           30,000,000 shares; issued and outstanding:
           16,945,682 shares at December 31, 1994
           and 16,939,616 at September 30, 1994                             8.5                  8.5
         Capital in excess of par value                                   125.4                125.3
         Retained earnings                                                213.3                196.6
         Cumulative translation adjustment                                 (3.7)                 0.1
                                                                        -------              -------

                 Total stockholders' equity                               343.5                330.5
                                                                        -------              -------

                                                                       $  977.1             $1,004.9
                                                                        =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   -----------------------------------------

            (Millions of dollars except per share and share amounts)
                                  (Unaudited)


                                                            Three Months Ended
                                                                December 31,
                                                         ---------------------------
                                                            1994            1993
                                                         -----------    ------------
Revenues                                             $      96.3        $   88.5

Operating Expenses
     Depreciation on rental equipment                       25.9            22.9
     Rental equipment lease financing                        0.6              3.6
     Rental equipment operating expense                     20.7            19.5
     Selling & administrative expense                        8.1              7.1
                                                         -----------    ------------
                                                            55.3            53.1
                                                         -----------    ------------
          Operating income                                  41.0            35.4

Interest Expense                                             8.3              8.5
                                                         -----------    ------------
          Income from operations before
             provision for income taxes                     32.7            26.9

Provision for Income Taxes                                  13.6            11.2
                                                         -----------    -----------
Net Income                                           $      19.1        $   15.7
                                                         ===========    ===========

Net income per share of common stock -
       primary and fully diluted                     $      1.12        $   0.93

Weighted average number of common
      shares outstanding (fully diluted)                  17,034          17,013


Cash dividends declared                              $      0.14        $   0.12


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 --------------------------------------------
                             (Millions of dollars)
                                  (Unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                          -----------------------
                                                           1994             1993
                                                          ------           ------
Cash Flows from Operating Activities:
  Net income                                            $   19.1         $   15.7
  Add non-cash income and expense items:
    Depreciation & amortization, net                        25.8             23.0
    Deferred income taxes                                    9.4              5.3
    Bad debt expense                                         1.1              1.4
  Add (deduct) other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                          (9.2)               -
    Cash receipts from lease contracts receivable            4.7              4.8
    Recovery of property and equipment net book value        3.5              2.4
                                                          -------         -------
    Net cash provided by operating activities               54.4             52.6
                                                          -------         -------

Cash Flows for Investing Activities:
  Additions to property and equipment                      (48.3)           (29.0)
                                                          -------         --------
    Cash used in investing activities                      (48.3)           (29.0)
                                                          -------         --------

Cash Flows for Financing Activities:
  Payments of long-term debt                               (43.0)           (21.1)
  Dividends paid                                            (2.4)            (2.0)
                                                          -------         --------
    Cash used in financing activities                      (45.4)           (23.1)
                                                          -------         --------

Net increase (decrease) in cash                            (39.3)             0.5
                                                          ========        ========
Cash at beginning of period                                 43.2              9.1
                                                          ========        ========
Cash at end of period                                        3.9              9.6
                                                          ========        ========


Total Interest Paid                                     $    6.4         $    9.0
                                                          ========        ========

Total Income Taxes Paid (net of refunds)                $    3.5         $    0.7
                                                          ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                           XTRA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  -----------------------------------------------
                                  (Millions of dollars except per share amounts)
                                                    (Unaudited)
                                                       Common
                                                       Stock      Capital in              Cumulative
                                                        $.50      Excess of    Retained   Translation
                                                      Par Value   Par Value    Earnings    Adjustment
                                                      ---------   ----------   --------   -----------
Balance at September 30, 1993                           $8.5       $124.2       $148.1       $(0.5)


Net income                                                 -            -         57.6           -
Common Stock cash dividends
   declared at $.54 per share                              -            -         (9.1)          -
Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan         -          1.1            -           -
Translation adjustment                                     -            -            -         0.6
                                                        ----       ------       ------       ------

Balance at September 30, 1994                           $8.5       $125.3       $196.6       $ 0.1



Net income                                                 -            -         19.1           -
Common Stock cash dividends
   declared at $.14 per share                              -            -         (2.4)          -
Options exercised                                          -          0.1            -           -
Translation adjustment                                     -            -            -        (3.8)
                                                        ----       ------       ------       ------
Balance at December 31, 1994                            $8.5       $125.4       $213.3       $(3.7)
                                                        ====       ======       ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current periods' presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the three months ended December 31, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $30.2 million at December 31, 1994 and $39.8 million at September 30, 1994.

(4) Effective September 1, 1994, the Company changed its corporate structure by establishing a new holding company, XTRA Missouri, Inc., as an intermediate subsidiary between XTRA Corporation and XTRA, Inc.
         The condensed consolidated financial data for XTRA Missouri, Inc., a wholly owned subsidiary of XTRA Corporation included in the XTRA
         Corporation consolidated balance sheets dated December 31, 1994 and September 30, 1994 and income statement for the three months ended
         December 31, 1994 is summarized below:

         Balance Sheet Dat:                                          December 31,               September 30,
         -----------------                                               1994                         1994
         (Millions of Dollars)                                       ------------               ------------
         Cash                                                            $  3.9                   $   43.2
         Receivables, net                                                  92.8                       95.3
         Property and equipment, net                                      859.5                      845.7
         Other assets                                                      21.2                       20.7
                                                                         ------                   --------
           Total assets                                                  $977.4                   $1,004.9
                                                                         ======                   ========

         Other liabilities                                               $ 69.9                   $   75.5
         Debt                                                             391.2                      434.5
         Deferred income taxes                                            174.2                      165.7
                                                                         ------                   --------
           Total liabilities                                              635.3                      675.7
                                                                         ------                   --------
         Stockholders' equity                                             342.1                      329.2
                                                                         ------                   --------
           Total liabilities and stockholders' equity                    $977.4                   $1,004.9
                                                                         ======                   ========

         Income Statement Data:
         ----------------------
         (Millions of Dollars)

         For the three months ended December 31,                          1994
                                                                         ------
         Revenues                                                        $ 96.3
         Income before provision for income taxes                          32.7
         Net income                                                        19.1

(5) The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA
         Corporation consolidated balance sheets dated December 31, 1994 and September 30, 1994 and income statements for the three months ended
         December 31, 1994 and 1993 is summarized below:

         Balance Sheet Dat:                                           December 31,              September 30,
         -----------------                                               1994                       1994
         (Millions of Dollars)                                        ------------              ------------
         Cash                                                           $   3.8                   $   43.2
         Receivables, net                                                  92.7                       95.4
         Property and equipment, net                                      856.7                      842.8
         Other assets                                                      21.2                       20.7
                                                                         ------                   --------
           Total assets                                                  $974.4                   $1,002.1
                                                                         ======                   ========

         Other liabilities                                               $ 69.7                   $   75.5
         Debt                                                             391.2                      434.6
         Deferred income taxes                                            174.2                      165.7
                                                                         ------                   --------
           Total liabilities                                              635.1                      675.8
                                                                         ------                   --------
         Stockholders' equity                                             339.3                      326.3
                                                                         ------                   --------
           Total liabilities and stockholders' equity                    $974.4                   $1,002.1
                                                                         ======                   ========

         Income Statement Data:
         ----------------------
         (Millions of Dollars)

         For the three months ended December 31,                          1994                      1993
                                                                         ------                   --------
         Revenues                                                        $ 96.3                   $   88.5
         Income before provision for income taxes                          32.7                       26.9
         Net income                                                        19.1                       15.7

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The First Quarter of 1995
- --------------------------
Versus the First Quarter of 1994
- --------------------------------

Revenues
- --------

         Revenues are generated by two divisions; XTRA Lease, which primarily leases over-the-road trailers and mobile storage trailers and XTRA Intermodal, which leases intermodal trailers, chassis and domestic containers for the intermodal movement of freight. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

         Revenues increased by 9% or $7.8 million for the three months ended December 31, 1994, over the same period a year ago. This increase is primarily due to an increase in working units; the result of a larger fleet size coupled with the continued strong demand for the Company's transportation equipment.

         The following table sets forth average equipment utilization and average fleet size in units (including units leased in under operating leases) during the three months ended December 31:

                                             1994                1993
                                             ----                ----
           Utilization                       94%                 94%
           Units                             127,900             121,800

Operating Expenses
- ------------------

         Total operating expenses increased by 4% or $2.2 million from the first quarter of fiscal 1994.

         Depreciation expense increased by 13% or $3.0 million primarily due to new additions to the fleet and the purchase of previously leased in equipment.

         Rental equipment lease financing expense decreased by 83% or $3.0 million primarily due to the purchase of previously leased in equipment.

         Rental equipment operating expense increased by 6% or $1.2 million due principally to higher repair and maintenance costs related to a larger working fleet.

         Selling and administrative expense increased 14% or $1.0 million primarily due to an increased investment in management information systems.


Interest Expense
- ----------------

         Interest expense decreased by 2% or $.2 million for the three months ended December 31, 1994, due to a decrease in the average effective interest rate partially offset by an increase in average net debt outstanding.


Provision for Income Taxes
- --------------------------

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the three months ended December 31, 1994, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
- -------------------------------

         During the three months ended December 31, 1994, the Company generated cash flows from operations of $54.4 million. During the same period XTRA invested $48.3 million in property and equipment and paid dividends of $2.4 million. Net debt outstanding (debt less cash) decreased $4.1million.

        As of January 31, 1995, committed capital expenditures for fiscal 1995 amounted to approximately $268 million, including the $48.3 expended in the first quarter. The Company has also placed cancelable orders for an additional $41 million of equipment in 1995.

         On January 26, 1995, XTRA's Board of Directors voted to raise the regular quarterly cash dividend from $.14 per share to $.16 per share and declared a quarterly cash dividend of $.16 per share, payable on February 28, 1995, to stockholders of record on February 10, 1995.

         On January 26, 1995, XTRA's Board of Directors authorized the repurchase, from time to time, of up to $100 million of XTRA's common stock. The shares may be purchased in the open market, through block or privately negotiated transactions. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. The repurchase program could be financed from cash flows from operations and other corporate borrowings. To date, no shares have been repurchased by the Company.

         At January 31, 1995, the Company had $92 million of unused credit available under its Revolving Credit Agreements.

e                          Part II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

         At the 1995 Annual Meeting of Stockholders held on January 26, 1995, at which a quorum was present, the stockholders re- elected the nine incumbent Directors and approved the following proposal by the number of shares of common stock as noted:


(1)      Nominees for the office of Director:

                                                                         Number of Shares
                                                                    -------------------------
                                                                    Voted For        Withheld
                                                                    ---------        --------
         Gilbert Butler                                             14,991,091        41,775
         J. Russell Duncan                                          14,948,635        84,231
         Robert M. Gintel                                           14,938,901        93,965
         Robert B. Goergen                                          14,960,176        72,690
         Herbert C. Knortz                                          14,990,311        42,555
         John J. Lee                                                14,925,569       107,297
         Francis J. Palamara                                        14,995,891        36,975
         Lewis Rubin                                                14,951,251        81,615
         Martin L. Solomon                                          14,991,072        41,794

                                                                      Number of Shares Voted
                                                       --------------------------------------------------
                                                         For              Against            Abstain
                                                       -------          -----------        -----------
(2)      To approve an amendment to the
         Company's 1987 Stock Incentive
         Plan to: (i) increase the number
         of shares reserved for issuance
         under the Plan by 650,000 to
         1,150,000, and (ii) limit to 100,000
         the number of shares that any
         individual could receive in any
         calendar year pursuant to awards
         granted under the Plan.                       12,693,377        2,235,315           104,174

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 5.  Other Information
- --------------------------


On January 12, 1995, the Company issued a press release that stated in part:

                 In response to yesterday's filing of a Schedule 13D by Tiger Management Corporation, Mr. Goergen, XTRA's Chairman, stated "XTRA did not participate in or approve the filing by Tiger Management. Over the past few years we have significantly increased stockholder value and I believe we are well positioned to seek out and take advantage of long-term growth opportunities. XTRA's management and directors are always considering ways of enhancing stockholder value and we welcome the interest and suggestions of all our stockholders."



          On January 26, 1995, at the Company's 1995 Annual Meeting of Stockholders, Mr. Robert Goergen, Chairman of the Board, stated that the Board of Directors has not determined to put the Company up for sale. Mr. Goergen also stated that the Board recognizes its obligation to consider in good faith any proposals it receives that are in the best interests of all the stockholders.

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a)  Exhibits
    -------------

    Exhibit No.                   Description
    -----------                   -----------
      10.1                        Amendment No. 4, dated as of November 17, 1994, to the
                                  Employment and Stock Option Agreement, dated as of
                                  July 12, 1990, as amended, between XTRA Corporation
                                  and Lewis Rubin.

      10.2                        1987 Stock Incentive Plan, as amended by 1994 Amendment
                                  No. 1 dated November 17, 1994.

      11.1                        Statement of the calculation of earnings per share for
                                  the three months ended December 31, 1994 and 1993.

      12.1                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 and 1993
                                  for XTRA Corporation.

      12.2                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 for
                                  XTRA Missouri, Inc.

      12.3                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 and
                                  1993 for XTRA, Inc.


      27.1                        Financial Data Schedule.

    (b)  Reports on Form 8-K
    ------------------------

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





Date:  February 10, 1995                              /s/ Michael J. Soja
       -----------------                        --------------------------------
                                                      Michael J. Soja
                                                      Vice President and
                                                       Chief Financial Officer





Date:   February 10, 1995                             /s/ Robert B. Blakeley
       -----------------                        --------------------------------
                                                      Robert B. Blakeley
                                                      Controller and
                                                       Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

    A. EXHIBITS:
    ------------
    Exhibit No.                   Description
    -----------                   -----------
      10.1                        Amendment No. 4, dated as of November 17, 1994, to the
                                  Employment and Stock Option Agreement, dated as of
                                  July 12, 1990, as amended, between XTRA Corporation
                                  and Lewis Rubin.

      10.2                        1987 Stock Incentive Plan, as amended by 1994 Amendment
                                  No. 1 dated November 17, 1994.

      11.1                        Statement of the calculation of earnings per share for
                                  the three months ended December 31, 1994 and 1993.

      12.1                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 and 1993
                                  for XTRA Corporation.

      12.2                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 for
                                  XTRA Missouri, Inc.

      12.3                        Statement of the calculation of earnings to fixed charges
                                  for the three months ended December 31, 1994 and
                                  1993 for XTRA, Inc.

      27.1                        Financial Data Schedule.