Form 10-Q
period 1995-03-31
XTRA CORP /DE/
filed 1995-05-12
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 1995             Commission File Number 1-7654
                    --------------                                    ------

                                XTRA CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         06-0954158
- -------------------------------                         -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


         60 State Street
      Boston, Massachusetts                                     02109
- -------------------------------                         -----------------------
     (Address of principal                                    (Zip Code)
       executive offices)

Registrant's telephone number, including area code         (617) 367-5000
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                 ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at May 2, 1995
         -----                        --------------------------
Common Stock, Par Value                      16,764,001
     $.50 Per Share

                                 XTRA CORPORATION AND SUBSIDIARIES
                                 ---------------------------------

                                               INDEX
                                               -----
                                                                                             Page No.
                                                                                             -------
Part I.   Financial Information
          ---------------------

         Management Representation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets
          March 31, 1995 and September 30, 1994 . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Income Statements
           For the Three and Six Months Ended
           March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Consolidated Statements of Cash Flows
           For the Six Months Ended
           March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

         Consolidated Statements of Stockholders' Equity
           For the Period September 30, 1993
           Through March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     8 - 10

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .     11 - 15


Part II.         Other Information
                 -----------------

          Item 5.         Other Information . . . . . . . . . . . . . . . . . . . . . . . .     16

          Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .     17

          Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

          Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

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

        The Board of Directors carries out its responsibility for the financial statements included herein through its Audit Committee, composed ofnon-employee Directors. During the year, the Committee meets periodically with both management and the independent public accountants to ensure that each is carrying out its responsibilities. The independent public accountants have full and free access to the Audit Committee and meet with its members, with and without management being present, to discuss auditing and financial reporting matters.

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


                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        -------------------------------
             (MILLIONS OF DOLLARS EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                           MARCH 31,
                                                             1995            SEPTEMBER 30,
                                                          (UNAUDITED)          1994   (1)
                                                          -----------       -------------
Assets
- ----------

Cash                                                      $      3.8        $     43.2
Trade receivables, net                                          43.9              54.0
Lease contracts receivable                                      36.1              41.3
Property and equipment, at cost
     Revenue equipment                                       1,289.9           1,223.2
     Land, buildings and other                                  60.2              50.5
                                                          ----------        ----------
                                                             1,350.1           1,273.7
Less - Accumulated depreciation                               (449.0)           (428.0)
                                                          ----------        ----------
          Net property and equipment                           901.1             845.7
                                                          ----------        ----------

Other assets                                                    21.8              20.7
                                                          ----------        ----------

                                                          $  1,006.7        $  1,004.9
                                                          ==========        ==========

Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities

     Accounts payable                                     $     18.7        $     14.7
     Accrued interest expense                                    7.0               5.6
     Other accrued expenses                                     46.5              53.8
     Debt                                                      400.3             434.6
     Deferred income taxes                                     180.5             165.7
                                                          ----------        ----------
          Total liabilities                                    653.0             674.4
                                                          ----------        ----------

Committments and Contingencies

Stockholders' Equity

     Common Stock, par value $.50 per share; authorized:
       30,000,000 shares; issued and outstanding;
       16,957,078 shares at March 31, 1995
       and 16,939,616 at September 30, 1994                      8.5               8.5
     Capital in excess of par value                            125.6             125.3
     Retained earnings                                         224.3             196.6
     Cumulative translation adjustment                          (4.7)              0.1
                                                          ----------        ----------

          Total stockholders' equity                           353.7             330.5
                                                          ----------        ----------

                                                          $  1,006.7        $  1,004.9
                                                          ==========        ==========

(1)   Derived from XTRA Corporation's audited September 30, 1994 financial statements.



The accompanying notes are an integral part of these consolidated financial statements.


                                         XTRA CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED INCOME STATEMENTS
                                         ----------------------------------
                              (Millions of dollars except per share and share amounts)
                                                    (Unaudited)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          MARCH 31,                           MARCH 31,
                                                --------------------------           ---------------------------
                                                   1995            1994                 1995              1994
                                                ----------      ----------           ----------       ----------
Revenues                                        $    87.1       $    82.7            $    183.4      $    171.3

Operating Expenses
     Depreciation on rental equipment                26.3            24.1                  52.3            47.0
     Rental equipment lease financing                 0.5             1.5                   1.0             5.1
     Rental equipment operating expense              20.7            20.3                  41.4            39.8
     Selling & administrative expense                 8.2             7.6                  16.2            14.8
                                                ---------       ---------            ----------      ----------

                                                     55.7            53.5                 110.9           106.7
                                                ---------       ---------            ----------      ----------

          Operating income                           31.4            29.2                  72.5            64.6

Interest Expense                                      8.1             8.2                  16.5            16.7
                                                ---------       ---------            ----------      ----------

          Income from operations before
             provision for income taxes              23.3            21.0                  56.0            47.9

Provision for Income Taxes                            9.7             8.7                  23.2            19.9
                                                ---------       ---------            ----------      ----------

Net Income                                      $    13.6       $    12.3            $     32.8      $     28.0
                                                =========       =========            ==========      ==========


Net income per share of common stock -
       primary and fully diluted                $    0.80       $    0.72            $     1.92      $     1.65

Weighted average number of fully diluted
      common shares outstanding (in thousands)  $  17,041          17,015                17,040          17,014



     Cash dividends declared                    $    0.16       $    0.14            $     0.30      $     0.26


The accompanying notes are an integral part of these consolidated financial statements.


                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    MARCH 31,
                                                            ------------------------
                                                               1995           1994
                                                            ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                $   32.8       $   28.0
  Add non-cash income and expense items:
    Depreciation & amortization, net                            51.8           47.5
    Deferred income taxes                                       15.7           10.8
    Bad debt expense                                             2.0            2.5
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                               2.4            7.4
    Cash receipts from lease contracts receivable                9.2            8.8
    Recovery of property and equipment net book value           11.3            8.4
                                                            --------       --------

    Net cash provided by operating activities                  125.2          113.4
                                                            --------       --------

Cash Flows for Investing Activities:
  Additions to property and equipment                         (125.6)         (77.9)
                                                            --------       --------

    Cash used in investing activities                         (125.6)         (77.9)
                                                            --------       --------

Cash Flows for Financing Activities:
  Borrowings of long-term debt                                  37.0              -
  Payments of long-term debt                                   (70.9)         (25.4)
  Dividends paid                                                (5.1)          (4.4)
                                                            --------       --------

    Cash used in financing activities                          (39.0)         (29.8)
                                                            --------       --------

Net increase (decrease) in cash                                (39.4)           5.7
                                                            ========       ========

Cash at beginning of period                                     43.2            9.0
                                                            ========       ========

Cash at end of period                                            3.8           14.7
                                                            ========       ========


Total Interest Paid                                         $   17.4       $   15.4
                                                            ========       ========

Total Income Taxes Paid (net of refunds)                    $   10.6       $    6.8
                                                            ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                         XTRA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ---------------------------------------------------
                                   (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                         Common
                                                          Stock        Capital in                    Cumulative
                                                          $.50         Excess of      Retained       Translation
                                                        Par Value      Par Value      Earnings       Adjustment
                                                        ---------      ---------      --------       ----------
Balance at September 30, 1993                           $    8.5       $   124.2      $   148.1       $   (0.5)


Net income                                                     -               -           57.6              -
Common Stock cash dividends
   declared at $.54 per share                                  -               -           (9.1)             -
Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan             -             1.1              -              -
Translation adjustment                                         -               -              -            0.6
                                                        --------       ---------      ---------       --------

Balance at September 30, 1994                           $    8.5       $   125.3      $   196.6       $    0.1



Net income                                                     -               -           32.8              -
Common Stock cash dividends
   declared at $.30 per share                                  -               -           (5.1)             -
Options exercised                                              -             0.3              -              -
Translation adjustment                                         -               -              -           (4.8)
                                                        --------       ---------      ---------       --------

Balance at March 31, 1995                               $    8.5       $   125.6      $   224.3       $   (4.7)
                                                        ========       =========      =========       ========


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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the six months ended March 31, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $29.8 million at March 31, 1995 and $39.8 million at September 30, 1994.

(4) On May 2, 1995, the Company announced that it reached an agreement in principle to acquire from Alexander & Baldwin, Inc., the assets of its wholly-owned subsidiary, Matson Leasing Company, Inc., a major lessor of marine containers. Matson Leasing Company's assets consist primarily of a fleet of approximately 165,000 twenty-foot equivalent units and revenues for the twelve months ended December 31, 1994 were $64 million. The total consideration, all cash, will amount to approximately $350 million, subject to certain adjustments. The acquisition, which is expected to close by June 30, 1995, is subject to the completion of satisfactory due diligence, preparation of a definitive purchase agreement and other conditions typical in such transactions, including certain regulatory approvals.


(5) Effective September 1, 1994, the Company changed its corporate structure by establishing a new holding company, XTRA Missouri, Inc., as an intermediate subsidiary between XTRA Corporation and XTRA, Inc.
         The condensed consolidated financial data for XTRA Missouri, Inc., a wholly owned subsidiary of XTRA Corporation included in the XTRA
         Corporation consolidated balance sheets dated March 31, 1995 and September 30, 1994 and income statements for the three months and six months ended March 31, 1995 is summarized below:

         Balance Sheet Data:
         -----------------                                            March 31,               September 30,
         (Millions of Dollars)                                           1995                        1994
                                                                     ----------               -------------
         Cash                                                        $      3.8                $      43.2
         Receivables, net                                                  80.2                       95.3
         Property and equipment, net                                      901.1                      845.7
         Other assets                                                      21.7                       20.7
                                                                     ----------                -----------
           Total assets                                              $  1,006.8                $   1,004.9
                                                                     ==========                ===========

         Other liabilities                                           $     73.9                $      75.5
         Debt                                                             400.3                      434.5
         Deferred income taxes                                            180.5                      165.7
                                                                     ----------                -----------
           Total liabilities                                              654.7                      675.7
                                                                     ----------                -----------
         Stockholders' equity                                             352.1                      329.2
                                                                     ----------                -----------
           Total liabilities and stockholders' equity                $  1,006.8                $   1,004.9
                                                                     ==========                ===========
         Income Statement Data:
         ----------------------
         (Millions of Dollars)

         For the three months ended March 31,                            1995
                                                                      ----------
         Revenues                                                      $   87.1
         Income before provision for income taxes                          23.3
         Net income                                                        13.6

         For the six months ended March 31,                              1995
                                                                      ----------
         Revenues                                                      $  183.4
         Income before provision for income taxes                          56.0
         Net income                                                        32.8


(6) The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA
         Corporation consolidated balance sheets dated March 31, 1995 and September 30, 1994 and income statements for the three and six months ended March 31, 1995 and 1994 is summarized below:

         Balance Sheet Data:                                          March 31,                September 30,
         -------------------
         (Millions of Dollars)                                          1995                         1994
                                                                    -----------                -------------
         Cash                                                       $       3.8                 $     43.2
         Receivables, net                                                  80.1                       95.4
         Property and equipment, net                                      898.3                      842.8
         Other assets                                                      21.7                       20.7
                                                                    -----------                 ----------
           Total assets                                             $   1,003.9                 $  1,002.1
                                                                    ===========                 ==========

         Other liabilities                                          $      73.9                 $     75.5
         Debt                                                             400.3                      434.6
         Deferred income taxes                                            180.5                      165.7
                                                                    -----------                 ----------
           Total liabilities                                              654.7                      675.8
                                                                    -----------                 ----------
         Stockholders' equity                                             349.2                      326.3
                                                                    -----------                 ----------
           Total liabilities and stockholders' equity               $   1,003.9                 $  1,002.1
                                                                    ===========                 ==========
         Income Statement Data:
         ----------------------
         (Millions of Dollars)

         For the three months ended March 31,                           1995                       1994
                                                                    -----------                 ----------
         Revenues                                                   $      87.1                 $     82.7
         Income before provision for income taxes                          23.3                       20.9
         Net income                                                        13.6                       12.3

         For the six months ended March 31,                             1995                       1994
                                                                    -----------                 ----------
         Revenues                                                   $     183.4                 $    171.2
         Income before provision for income taxes                          55.9                       47.8
         Net Income                                                        32.7                       28.0

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The Second Quarter of 1995
- --------------------------

Versus the Second Quarter of 1994
- ---------------------------------

Revenues
- --------

        Revenues are generated by leasing over-the-road and mobile storage trailers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

        Revenues increased by 5% or $4.4 million for the three months ended March 31, 1995, over the same period a year ago. Revenues derived by over-the-road trailers increased primarily due to an increase in working units as a result of a larger fleet size and an increase in average lease rates. Revenues derived from intermodal trailers and containers were lower due to a decrease in demand in excess of normal expected seasonal reductions. This reduction experienced during the second quarter and continuing into the third quarter is attributable to the softening economy, an increased supply of equipment, and shifting traffic trends in the industry. Less-than-truckload carriers are moving more freight than ever before in the intermodal market, but they are using more of their own equipment and leasing less equipment. In addition, the peso devaluation which began in December, has caused a severe reduction in the southbound traffic into Mexico.

        In response to the decreased demand for intermodal equipment, the Company has accelerated the disposition of older intermodal equipment resulting in increased gains on sales.


        The following table sets forth average equipment utilization and average fleet size in units (including units leased in under operating leases) during the three months ended March 31:

                                             1995                1994
                                             ----                ----
           Utilization                        85%                  89%
           Units                             128,000             121,600

Operating Expenses
- ------------------

        Total operating expenses increased by 4% or $2.2 million from the second quarter of fiscal 1994.

        Depreciation expense increased by 9% or $2.2 million primarily due to an increase in fleet size.

        Rental equipment lease financing expense decreased by 67% or $1.0 million primarily due to the purchase of previously leased in equipment.

        Rental equipment operating expense increased by 2% or $.4 million due principally to higher repair and maintenance costs related to a larger working fleet.

        Selling and administrative expense increased 8% or $.6 million primarily due to increased costs related to management information systems.

Interest Expense
- ----------------

        Interest expense decreased by 1% or $.1 million for the three months ended March 31, 1995, due to a decrease in the average effective interest rate partially offset by an increase in average net debt outstanding.

Provision for Income Taxes
- --------------------------

        The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the three months ended March 31, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Six Months Ended March 31, 1995
- -----------------------------------

Versus the Six Months Ended March 31, 1994
- ------------------------------------------

Revenues
- --------

        Revenues are generated by leasing over-the-road and mobile storage trailers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

        Revenues increased by 7% or $12.1 million for the six months ended March 31, 1995, over the same period a year ago. Revenues derived by over-the-road trailers increased primarily due to an increase in working units as a result of a larger fleet size and an increase in average lease rates. Revenues derived from intermodal trailers and containers were lower due to a decrease in demand in excess of normal expected seasonal reductions. This reduction, experienced during the second quarter and continuing into the third quarter is attributable to the softening economy, an increased supply of equipment, and shifting traffic trends in the industry. Less-than-truckload carriers are moving more freight than ever before in the intermodal market, but they are using more of their own equipment and leasing less equipment. In addition, the peso devaluation which began in December, has caused a severe reduction in the southbound traffic into Mexico.

        In response to the decreased demand for intermodal equipment, the Company has accelerated the disposition of older intermodal equipment resulting in increased gains on sales.


        The following table sets forth average equipment utilization and average fleet size in units (including units leased in under operating leases) during the six months ended March 31:

                                 1995                1994
                                 ----                ----
           Utilization            89%                  91%
           Units                 128,000             121,700

Operating Expenses
- ------------------

        Total operating expenses increased by 4% or $4.2 million from the same period of fiscal 1994.

        Depreciation expense increased by 11% or $5.3 million primarily due to an increase in fleet size.

        Rental equipment lease financing expense decreased by 80% or $4.1 million primarily due to the purchase of previously leased in equipment.

        Rental equipment operating expense increased by 4% or $1.6 million due principally to higher repair and maintenance costs related to a larger working fleet.

        Selling and administrative expense increased 9% or $1.4 million principally due to increased costs related to management information systems.

Interest Expense
- ----------------

Interest expense decreased by 1% or $.2 million for the six months ended March 31, 1995, due to a decrease in the average effective interest rate partially offset by an increase in average net debt outstanding.

Provision for Income Taxes
- --------------------------

        The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the six months ended March 31, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


Liquidity and Capital Resources
- -------------------------------

        During the six months ended March 31, 1995, the Company generated cash flows from operations of $125 million. During the same period XTRA invested $125 million in property and equipment and paid dividends of $5 million. Net debt outstanding (debt less cash) increased $5 million.

        As of May 2, 1995, committed capital expenditures for fiscal 1995 amount to approximately $314 million, including the $126 million expended in the first two quarters.

        On May 2, 1995, XTRA's Board of Directors declared a quarterly cash dividend of $.16 per share, payable on May 31, 1995, to stockholders of record on May 17, 1995.

        On January 26, 1995, XTRA's Board of Directors authorized the repurchase, from time to time, of up to $100 million of XTRA's common stock. The shares may be purchased in the open market, through block or privately negotiated transactions. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. The repurchase program could be financed from cash flows from operations and other corporate borrowings. Subsequent to March 31, 1995, the Company repurchased $9 million of common stock.

        In March 1995, the Company issued $37 million in Medium-Term Notes with a weighted average life of 7.5 years and an average interest rate of 8%. As of April 28, 1995, $410 million remains available for issuance under the shelf registration.

        At April 28, 1995, the Company had $70 million of unused credit available under its Revolving Credit Agreements.

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 5.  Other Information
- --------------------------


        On May 2, 1995, the Company announced that it reached an agreement in principle to acquire from Alexander & Baldwin, Inc., the assets of its wholly-owned subsidiary, Matson Leasing Company, Inc., a major lessor of marine containers. Matson Leasing Company's assets consist primarily of a fleet of approximately 165,000 twenty-foot equivalent units and revenues for the twelve months ended December 31, 1994 were $64 million. The total consideration, all cash, will amount to approximately $350 million, subject to certain adjustments. The acquisition, which is expected to close by June 30, 1995, is subject to the completion of satisfactory due diligence, preparation of a definitive purchase agreement and other conditions typical in such transactions, including certain regulatory approvals. The Company currently intends to finance the purchase price by means of a credit agreement to be negotiated with a group of banks.

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------


         (a) Exhibits
         ------------


Exhibit No.      Description
- -----------      -----------
   11.1          Statement of the calculation of earnings per share for the three and six months ended March 31, 1995 and 1994.

   12.1          Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 and 1994 for XTRA Corporation.

   12.2          Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 for XTRA Missouri, Inc.

   12.3          Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 and 1994 for XTRA, Inc.

   27            Financial Data Schedule.

  (b)  Reports of Form 8-K
  ------------------------

                 No reports of Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                XTRA CORPORATION
                                         --------------------------------
                                                   (Registrant)





Date:  May 11, 1995                           /s/ Michael J. Soja
       ------------                      --------------------------------
                                              Michael J. Soja
                                              Vice President and
                                                Chief Financial Officer





Date:   May 11, 1995                          /s/ Robert B. Blakeley
        ------------                     --------------------------------
                                              Robert B. Blakeley
                                              Controller and
                                              Chief Accounting Officer

                            EXHIBIT INDEX






Exhibit No.     Description
- -----------     -----------
   11.1         Statement of the calculation of earnings per share for the three and six months ended March 31, 1995 and 1994.

   12.1         Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 and 1994 for XTRA Corporation.

   12.2         Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 for XTRA Missouri, Inc.

   12.3         Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1995 and 1994 for XTRA, Inc.

   27           Financial Data Schedule.

