Form 10-Q
period 1995-06-30
XTRA CORP /DE/
filed 1995-08-11
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     June 30, 1995
                             --------------------------------------------
Commission File Number                            1-7654
                             --------------------------------------------

                               XTRA CORPORATION
- -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                06-0954158
- ----------------------------------        -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification No.)



                 60 State Street, Boston, Massachusetts  02109
- -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (617) 367-5000
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                            -------            -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at August 2, 1995
- ------------------------                    -----------------------------
Common Stock, Par Value                              16,820,401
      $.50 Per Share


                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                             Page No.
                                                                                             --------
Part I.   Financial Information

         Management Representation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets
          June 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Income Statements
           For the Three and Nine Months Ended
           June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Consolidated Statements of Cash Flows
           For the Nine Months Ended
           June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

         Consolidated Statements of Stockholders' Equity
           For the Period September 30, 1993
           Through June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     8 - 11

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .     12 - 18


Part II.         Other Information

          Item 5.         Other Information . . . . . . . . . . . . . . . . . . . . . . . .     19

          Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .     20

          Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

          Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22


                         PART I - FINANCIAL INFORMATION

                       XTRA CORPORATION AND SUBSIDIARIES

                           MANAGEMENT REPRESENTATION



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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (Millions of dollars except per share and share amounts)



                                                             June 30,
                                                               1995          September 30,
                                                            (unaudited)         1994 (1)
                                                            ------------     -------------
Assets
Cash                                                        $    5.9         $   43.2
Trade receivables, net                                          58.7             54.0
Lease contracts receivable                                      34.6             41.3
Property and equipment, at cost
     Revenue equipment                                       1,733.2          1,223.2
     Land, buildings and other                                  62.2             50.5
                                                            --------         --------
                                                             1,795.4          1,273.7
Less - Accumulated depreciation                               (457.5)          (428.0)
                                                            --------         --------
          Net property and equipment                         1,337.9            845.7
                                                            --------         --------
Other assets                                                    22.3             20.7
                                                            --------         --------
                                                            $1,459.4         $1,004.9
                                                            ========         ========
Liabilities and Stockholders' Equity

Liabilities

     Accounts payable                                       $    6.1         $   14.7
     Accrued interest expense                                    4.5              5.6
     Other accrued expenses                                     52.6             53.8
     Debt                                                      857.0            434.6
     Deferred income taxes                                     182.7            165.7
                                                            --------         --------
          Total liabilities                                  1,102.9            674.4
                                                            --------         --------

Committments and Contingencies

Stockholders' Equity

     Common Stock, par value $.50 per share;
       authorized: 30,000,000 shares; issued
       and outstanding; 16,764,401 shares at
       June 30, 1995 and 16,939,616 at September
       30, 1994                                                  8.4              8.5
     Capital in excess of par value                            117.1            125.3
     Retained earnings                                         233.4            196.6
     Cumulative translation adjustment                          (2.4)             0.1
                                                            --------         --------
          Total stockholders' equity                           356.5            330.5
                                                            --------         --------
                                                            $1,459.4         $1,004.9
                                                            ========         ========

(1) Derived from XTRA Corporation's audited September 30, 1994 financial statements.



The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            (Millions of dollars except per share and share amounts)
                                  (Unaudited)


                                                     Three Months Ended                          Nine Months Ended
                                                          June 30,                                   June 30,
                                                ----------------------------            -----------------------------
                                                    1995            1994                      1995           1994
                                                ------------    ------------            -------------   -------------
Revenues                                        $       86.3    $       90.0            $       269.6    $      261.2

Operating Expenses
     Depreciation on rental equipment                   27.8            24.6                     80.0            71.5
     Rental equipment lease financing                    0.4             1.3                      1.4             6.4
     Rental equipment operating expense                 20.6            22.8                     62.0            62.6
     Selling & administrative expense                    8.4             8.1                     24.7            22.9
                                                ------------    ------------            -------------   -------------
                                                        57.2            56.8                    168.1           163.4
                                                ------------    ------------            -------------   -------------
          Operating income                              29.1            33.2                    101.5            97.8

Interest Expense                                         9.0             8.3                     25.4            25.0
                                                ------------    ------------            -------------   -------------
          Income from operations before
             provision for income taxes                 20.1            24.9                     76.1            72.8

Provision for Income Taxes                               8.3            10.3                     31.6            30.2
                                                ------------    ------------            -------------   -------------
Net Income                                      $       11.8    $       14.6            $        44.5    $       42.6
                                                ============    ============            =============    ============

Net income per share of common stock -
       primary and fully diluted                $       0.70    $       0.86            $        2.62    $       2.50

Weighted average number of fully diluted
      common shares outstanding
      (in thousands)                                  16,860          17,024                   16,979          17,018



     Cash dividends declared                    $       0.16    $       0.14            $        0.46    $       0.40



The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                               1995            1994
                                                                          -------------   -------------
Cash Flows from Operating Activities:
  Net income                                                              $       44.5    $       42.6
  Add non-cash income and expense items:
    Depreciation & amortization, net                                              76.7            73.0
    Deferred income taxes                                                         17.4            16.5
    Bad debt expense                                                               2.7             3.3
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                               (19.7)           16.6
    Cash receipts from lease contracts receivable                                 14.0            13.2
    Recovery of property and equipment net book value                             21.3            15.7
                                                                          -------------   -------------
    Net cash provided by operating activities                                    156.9           180.9
                                                                          -------------   -------------

Cash Flows for Investing Activities:
  Additions to property and equipment                                           (235.4)         (189.9)
  Acquisition of certain net assets of Matson Leasing Co., Inc.                 (361.9)            -
                                                                          -------------   -------------
    Cash used in investing activities                                           (597.3)         (189.9)
                                                                          -------------   -------------

Cash Flows for Financing Activities:
  Borrowings of long-term debt                                                   455.0            79.6
  Payments of long-term debt                                                     (35.4)          (39.3)
  Repurchase of common stock                                                      (8.8)            -
  Dividends paid                                                                  (7.7)           (6.7)
                                                                          -------------   -------------
    Cash provided by financing activities                                        403.1            33.6
                                                                          -------------   -------------

Net increase (decrease) in cash                                                  (37.3)           24.6
                                                                          =============   =============
Cash at beginning of period                                                       43.2             9.0
                                                                          =============   =============
Cash at end of period                                                              5.9            33.6
                                                                          =============   =============


Total Interest Paid                                                       $       25.8    $       24.8
                                                                          =============   =============

Total Income Taxes Paid (net of refunds)                                  $       16.6    $       10.0
                                                                          =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Millions of dollars except per share amounts)
                                  (Unaudited)


                                                       Common
                                                        Stock        Capital in                      Cumulative
                                                        $.50          Excess of         Retained     Translation
                                                     Par Value        Par Value         Earnings      Adjustment
                                                    -----------     -------------   -------------   -------------
Balance at September 30, 1993                       $       8.5     $       124.2   $       148.1   $       (0.5)


Net income                                                  -                -               57.6            -
Common Stock cash dividends
   declared at $.54 per share                               -                -               (9.1)           -
Options exercised and related tax benefits, net
   of shares forfeited under restricted stock plan          -                 1.1             -              -
Translation adjustment                                      -                -                -              0.6
                                                    -----------     -------------   -------------   -------------
Balance at September 30, 1994                       $       8.5     $       125.3   $       196.6    $       0.1


Net income                                                  -                -               44.5            -
Common Stock cash dividends
   declared at $.46 per share                               -                -               (7.7)           -
Options exercised and related tax benefits                  -                0.5               -             -
Common stock repurchased                                   (0.1)            (8.7)
Translation adjustment                                      -                -                 -            (2.5)
                                                    -----------     -------------   -------------   -------------
Balance at June 30, 1995                            $       8.4     $       117.1   $       233.4    $      (2.4)
                                                    ===========     =============   =============   =============


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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the nine months ended June 30, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $59 million at June 30, 1995 and $40 million at September 30, 1994.

(4) On June 30, 1995, the Company completed the previously announced acquisition of certain of the net assets of Matson Leasing Company, Inc., a wholly-owned subsidiary of Matson Navigation Company, Inc., which in turn is a wholly-owned subsidiary of Alexander & Baldwin, Inc. Matson Leasing Company's net assets consist primarily of approximately 170,000 twenty-foot equivalent units. The total consideration paid, all cash, was approximately $360 million, which included approximately $10 million for recently purchased containers. The transaction was accounted for as a purchase. While the Company has not yet finalized the purchase price allocation, substantially all has been allocated to property and equipment.

          In connection with the acquisition, the Company's two revolving credit agreements were replaced with a $590 million term loan and revolving credit agreement with an expanded bank group. The Company used approximately $160 million of the new revolver commitments to replace the borrowings committed under the previous revolving credit agreement and approximately $360 million to finance the acquisition.

          The unaudited pro forma condensed consolidated income statements of the Company, as if Matson Leasing had been acquired on October 1, 1993 and 1994 are as follows:


         For the nine months ended June 30,                  1995           1994
                                                             ----           ----
         (Millions of dollars except per share amounts)
         Revenues                                          $ 323.5        $ 307.3
         Net income                                           48.1           44.1
         Fully diluted earnings per common share           $  2.83        $  2.59

(5) Effective September 1, 1994, the Company changed its corporate structure by establishing a new holding company, XTRA Missouri, Inc., as an intermediate subsidiary between XTRA Corporation and XTRA, Inc. The condensed consolidated financial data for XTRA Missouri, Inc., a wholly owned subsidiary of XTRA Corporation included in the XTRA Corporation consolidated balance sheets dated June 30, 1995 and September 30, 1994 and income statements for the three months and nine months ended June 30, 1995 is summarized below:

         Balance Sheet Data:                                           June 30,                  September 30,
         (Millions of Dollars)                                           1995                        1994
                                                                      ---------                  ------------
         Cash                                                          $    5.9                   $   43.2
         Receivables, net                                                  92.1                       95.3
         Property and equipment, net                                    1,337.9                      845.7
         Other assets                                                      22.2                       20.7
                                                                       --------                   --------
           Total assets                                                $1,458.1                   $1,004.9
                                                                       ========                   ========

         Other liabilities                                             $   63.8                   $   75.5
         Debt                                                             857.0                      434.5
         Deferred income taxes                                            182.7                      165.7
                                                                       --------                   --------
           Total liabilities                                            1,103.5                      675.7
                                                                       --------                   --------
         Stockholders' equity                                             354.6                      329.2
                                                                       --------                   --------
           Total liabilities and stockholders' equity                  $1,458.1                   $1,004.9
                                                                       ========                   ========

Income Statement Data:
         (Millions of Dollars)

         For the three months ended June 30,                              1995
                                                                         ------
         Revenues                                                        $ 86.3
         Income before provision for income taxes                          20.1
         Net income                                                        11.8

         For the nine months ended June 30,                               1995
                                                                         ------
         Revenues                                                        $269.6
         Income before provision for income taxes                          76.1
         Net income                                                        44.5

(6) The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA Corporation consolidated balance sheets dated June 30, 1995 and September 30, 1994 and income statements for the three and nine months ended June 30, 1995 and 1994 is summarized below:

         Balance Sheet Data:
         ------------------
                                                                       June 30,                  September 30,
         (Millions of Dollars)                                           1995                        1994
                                                                      ---------                  -------------
         Cash                                                          $    5.9                   $   43.2
         Receivables, net                                                  91.8                       95.4
         Property and equipment, net                                    1,335.1                      842.8
         Other assets                                                      22.3                       20.7
                                                                       --------                   --------
           Total assets                                                $1,455.1                   $1,002.1
                                                                       ========                   ========

         Other liabilities                                             $   63.7                   $   75.5
         Debt                                                             857.0                      434.6
         Deferred income taxes                                            182.7                      165.7
                                                                       --------                   --------
           Total liabilities                                            1,103.4                      675.8
                                                                       --------                   --------
         Stockholders' equity                                             351.7                      326.3
                                                                       --------                   --------
           Total liabilities and stockholders' equity                  $1,455.1                   $1,002.1
                                                                       ========                   ========

         Income Statement Data:
         (Millions of Dollars)

         For the three months ended June 30,                              1995                       1994
                                                                         ------                     ------
         Revenues                                                        $ 86.3                     $ 90.0
         Income before provision for income taxes                          20.1                       24.9
         Net income                                                        11.8                       14.6

         For the nine months ended June 30,                               1995                       1994
                                                                         ------                     ------
         Revenues                                                        $269.6                     $261.3
         Income before provision for income taxes                          76.1                       72.8
         Net income                                                        44.5                       42.6

                       XTRA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Third Quarter of 1995
Versus the Third Quarter of 1994

         On June 30, 1995, the Company completed the acquisition of certain net assets of Matson Leasing Company, Inc. (see Note 4 of the Notes to Consolidated Financial Statements). The discussion does not reflect the acquisition and accordingly, the results described below may not be indicative of future results.

Revenues and Changes in Business Conditions

         Revenues are generated by leasing over-the-road and mobile storage trailers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

         Revenues decreased by 4% or $3.7 million for the three months ended June 30, 1995, over the same period a year ago. Revenues derived from intermodal trailers and domestic containers were lower due to decreased demand, in excess of normal expected seasonal reductions. This reduction in working units experienced since the second quarter, is attributable to the softening economy, an increased supply of equipment, and shifting traffic trends in the industry. Less-than-truckload carriers are moving more freight than ever before in the intermodal market, but they are using more of their own equipment and leasing less equipment. In addition, the peso devaluation which began in December, has caused a severe reduction in the southbound traffic into Mexico. In response to the decreased demand for intermodal equipment, the Company has accelerated the disposition of older intermodal equipment resulting in increased gains on sales.

         The overall decrease in intermodal revenue was partially offset by revenues derived by over-the-road trailers, which increased primarily due to an increase in working units as a result of a larger fleet size and an increase in average lease rates.

         The following table sets forth average equipment utilization and average fleet size in units (including units leased in under operating leases) during the three months ended June 30:

                                                          1995           1994
                                                          ----           ----
           Utilization                                       83%            94%
           Units                                        129,200        122,900

         Historically, the Company's third quarter has represented a low point in utilization rates and, therefore profitability. However, in fiscal 1994, the Company experienced record demand for its transportation equipment as a result of favorable industry conditions and a growing economy. During the early portion of the fourth quarter of fiscal 1995, equipment utilization has remained at levels similar to the quarter ended June 30, 1995. Therefore, equipment utilization for the entire fourth quarter of fiscal 1995 is not expected to approach the very high levels of the fourth quarter of fiscal 1994.


Operating Expenses

         Operating expenses in total were relatively unchanged from the third quarter of fiscal 1994.
         Depreciation expense increased by 13% or $3.2 million primarily due to an increase in fleet size.
         Rental equipment operating expense decreased by 10% or $2.2 million due principally to lower repair, maintenance and tire costs associated with the reduction in the number of working units.

Interest Expense

         Interest expense increased by 8% or $.7 million for the three months ended June 30, 1995, due to an increase in average net debt outstanding partially offset by a decrease in the average effective interest rate.

Provision for Income Taxes

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the three months ended June 30, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

                       XTRA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Nine Months Ended June 30, 1995
Versus the Nine Months Ended June 30, 1994

         On June 30, 1995, the Company completed the acquisition of certain net assets of Matson Leasing Company, Inc. (see Note 4 of the Notes to Consolidated Financial Statements). The discussion does not reflect the acquisition and accordingly, the results described below may not be indicative of future results.

Revenues and Changes in Business Conditions
         Revenues are generated by leasing over-the-road and mobile storage trailers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

         Revenues increased by 3% or $8.4 million for the nine months ended June 30, 1995 over the same period a year ago. Revenues derived by over-the-road trailers increased primarily due to an increase in working units as a result of a larger fleet size and an increase in average lease rates.

         Revenues derived from intermodal trailers and domestic containers were lower due to a decrease in demand, in excess of normal expected seasonal reductions. This reduction in working units, experienced since the second quarter of fiscal 1995, is attributable to the softening economy, an increased supply of equipment, and shifting traffic trends in the industry. Less-than-truckload carriers are moving more freight than ever before in the intermodal market, but they are using more of their own equipment and leasing less equipment. In addition, the peso devaluation which began in December, has caused a severe reduction in the southbound traffic into Mexico. In response to the decreased demand for intermodal equipment, the Company has accelerated the disposition of older intermodal equipment resulting in increased gains on sales.

         The following table sets forth average equipment utilization and average fleet size in units (including units leased in under operating leases) during the nine months ended June 30:

                                                             1995         1994
                                                             ----         ----
           Utilization                                           87%         92%
           Units                                            128,500     122,100

         Historically, the Company's second and third quarters have represented
low points in utilization rates and, therefore profitability.   However, for
the nine months ended June 30, 1994, the Company experienced demand for its transportation equipment in excess of historic equipment levels as a result of favorable industry conditions and a growing economy. During the early portion of the fourth quarter of fiscal 1995, equipment utilization has remained at levels similar to the quarter ended June 30, 1995. Therefore, equipment utilization rates for the entire fourth quarter of fiscal 1995 are not expected to approach the very high levels of the fourth quarter of fiscal 1994.

Operating Expenses
         Total operating expenses increased by 3% or $4.7 million from the same period of fiscal 1994.
         Depreciation expense increased by 12% or $8.5 million primarily due to an increase in fleet size.
         Rental equipment lease financing expense decreased by 78% or $5.0 million primarily due to the purchase of previously leased in equipment.
         Selling and administrative expense increased 8% or $1.8 million principally due to increased costs related to management information systems.

Interest Expense

         Interest expense increased by 2% or $.4 million for the nine months ended June 30, 1995, due to an increase in average net debt outstanding partially offset by a decrease in the average effective interest rate.

 Provision for Income Taxes

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal year 1994 was approximately 42%. For the nine months ended June 30, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 42%. The Company's effective income tax rate for fiscal 1994 and its estimated effective income tax rate for fiscal 1995 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources

         During the nine months ended June 30, 1995, the Company generated cash flows from operations of $157 million. During the same period, XTRA invested $597 million in property and equipment (including the acquisition of certain net assets of Matson Leasing Company, Inc. of $362 million). The Company also paid dividends of $8 million and repurchased common stock of $9 million. Net debt outstanding (debt less cash) increased $459 million.

         As of August 1, 1995, committed capital expenditures for fiscal 1995, excluding the $362 million acquisition, amount to approximately $343 million, including $235 million expended in the first three quarters.

         On August 1, 1995, XTRA's Board of Directors declared a quarterly cash dividend of $.16 per share, payable on August 31, 1995, to stockholders of record on August 15, 1995.

         On January 26, 1995, XTRA's Board of Directors authorized the repurchase, from time to time, of up to $100 million of XTRA's common stock. The shares may be purchased in the open market, through block or privately negotiated transactions. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. The repurchase program could be financed from cash flows from operations and other corporate borrowings. In the third quarter of fiscal 1995, the Company repurchased $9 million of common stock.

         As of August 10, 1995, the Company issued, in fiscal 1995, $243 million in Medium-Term Notes with a weighted average life of 7.7 years and an average interest rate of 7.1%. As of

August 10, 1995, $204 million remains available for issuance under the Company's existing shelf registration.

         In connection with the acquisition, the Company's two revolving credit agreements were replaced with a new $590 term loan and revolving credit agreement with an expanded bank group. The Company used approximately $160 million of the new revolver commitments to replace the borrowings committed under the previous revolving credit agreement and approximately $360 million to finance the acquisition. After giving effect to the acquisition, the Company, as of June 30, 1995, has approximately $70 million of unused Commitment available under the Credit Agreement.

         At August 10, 1995, the Company had $153 million of unused credit available under its Revolving Credit Agreement.

                          Part II - OTHER INFORMATION


Item 5.  Other Information


     On June 30, 1995, the Company completed the previously announced acquisition of certain of the net assets of Matson Leasing Company, Inc., a wholly-owned subsidiary of Matson Navigation Company, Inc., which in turn is a wholly-owned subsidiary of Alexander & Baldwin, Inc. Matson Leasing Company's net assets consist primarily of approximately 170,000 twenty-foot equivalent
units.   The total consideration paid, all cash, was approximately $360 million, which included approximately $10 million for recently purchased containers. While the Company has not yet finalized the purchase price allocation, substantially all has been allocated to property and equipment.

In connection with the acquisition, the Company's two revolving credit agreements were replaced with a $590 million term loan and revolving credit agreement with an expanded bank group. The Company used approximately $160 million of the new revolver commitments to replace the borrowings committed under the previous revolving credit agreement and approximately $360 million to finance the acquisition.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS


EXHIBIT NO.      DESCRIPTION
- -----------      -----------
   11.1          Statement of the calculation of earnings per share for the three and nine months ended June 30, 1995 and 1994.

   12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 and 1994 for XTRA
                 Corporation.

   12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 for XTRA Missouri, Inc.

   12.3 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 and 1994 for XTRA, Inc.

   27            Financial Data Schedule.


(b)  REPORTS OF FORM 8-K

                 The Company filed a Current Report of Form 8-K, dated June 20, 1995, which reported the Company's agreement to acquire certain net assets of Matson Leasing
                 Company, Inc, and disclosed the required pro forma and historical financial information.

                 The Company filed a Current Report of Form 8-K, dated July 14, 1995, which reported the completed acquisition of certain net assets of Matson Leasing Company, Inc. The Form 8-K includes as exhibits, the Asset Purchase Agreement, the Credit Agreement, the Guaranty by XTRA Corporation, and the Guaranty by XTRA Missouri Inc.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     XTRA CORPORATION
                                          -------------------------------------
                                                       (Registrant)





Date:   August 11, 1995                        /s/ Michael J. Soja
       ---------------------              -------------------------------------
                                                   Michael J. Soja
                                                   Vice President and
                                                    Chief Financial Officer





Date:   August 11, 1995                        /s/ Robert B. Blakeley
       ---------------------              -------------------------------------
                                                   Robert B. Blakeley
                                                   Controller and
                                                    Chief Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION
- -----------              -----------
   11.1                  Statement of the calculation of earnings per share for
                         the three and nine months ended June 30, 1995 and
                         1994.

   12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 and 1994 for XTRA Corporation.

   12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 for XTRA Missouri, Inc.

   12.3 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1995 and 1994 for XTRA, Inc.

   27                    Financial Data Schedule.

