Form 10-K
period 1995-09-30
XTRA CORP /DE/
filed 1995-12-14
CIK 217591

               UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549

FORM 10-K*

               ANNUAL REPORT PURSUANT
               TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934     COMMISSION FILE NUMBER 1-7654
               FOR THE FISCAL YEAR ENDED
               SEPTEMBER 30, 1995

XTRA Corporation (Exact name of Registrant as specified in its charter)

               DELAWARE                            06-0954158
               (State or other jurisdiction        (I.R.S. Employer Identification number)
               of incorporation or organization)

               60 STATE STREET                     (617) 367-5000
               BOSTON, MASSACHUSETTS 02109         (Registrant's telephone number)
               (Address of principal executive
                offices)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               Title of each class                 Name of exchange on which registered
               Common Stock, Par Value $.50
               per Share                           New York Stock Exchange

               Securities registered pursuant to Section 12(g) of the Act:  none

               Shares Outstanding of the Registrant's Common Stock at November 16, 1995: 16,324,701
               Aggregate market value of voting stock held by non-affiliates of the registrant at November
               16, 1995: $699,377,340

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                                                ---   ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

               Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

              *Exhibits to Form 10-K and Parent Company Financial Statements and
               Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

               A copy of this Form 10-K, including a list of exhibits and the Parent Company Financial Statements and Schedules, is available free of charge to stockholders upon written request to: Vice President and Chief Financial Officer, XTRA Corporation, 60 State Street, Boston, Massachusetts 02109. In addition, upon similar request, copies of individual exhibits will be furnished upon payment of a reasonable fee.

PART I.

Item 1. Business

               XTRA Corporation (the "Company" or "XTRA") leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, marine containers, intermodal trailers, chassis, domestic containers and older trailers for mobile storage use. XTRA leases equipment in North America, predominantly within the United States, to private fleet owners, contract and common carriers and railroads, as well as to steam-ship lines worldwide in order to cover cyclical, seasonal and geographical shortages and as a substitute for purchasing equipment. The choice of equipment used, whether that choice is made by shipper, transportation company or shipping agent, is primarily influenced by lease rates, terms, availability, condition and size of equipment, as well as other factors related to the freight transportation industry.

                  XTRA's equipment utilization and lease rates, and hence
               profitability, are directly impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of its competitors and other factors in the freight transportation industry. The Company's equipment utilization and hence its profitability is usually seasonally lower in its second and third fiscal quarters than in its first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, industry downturns tend to lengthen the collection period of certain receivables.

                  On June 30, 1995, the Company acquired certain net assets, primarily a marine container fleet of approximately 170,000 twenty-foot equivalent units (TEUs) from Matson Leasing Company, Inc., an indirect wholly-owned subsidiary of Alexander & Baldwin, Inc., for total consideration of approximately $360 million.

               Lease Types and Rates

               The Company leases its equipment on a per diem and a term basis. Per diem leases are signed for an initial period of one year or less and allow the customer to return the equipment without notice, although some per diem leases limit the amount and locations of equipment termination. Term leases provide for an initial period of one year or greater; generally one to five years. Lease rates depend upon the type of lease, length of term, maintenance provided and the type and age of the equipment. Generally, customers are responsible for damage to the equipment except for ordinary maintenance, although full-service leases are available on some equipment types.

               Leasing Fleet

               The Company's leasing fleet has grown through acquisitions of competitors and through purchases of new equipment. The new equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customers needs. The Company's leasing fleet consisted of the following units at the end of its last five fiscal years:

                                                                                            Approximate
                                                                                          Net Investment
                                                                                            at 9/30/95
                                                      Units   (in thousands)                (millions
                                          ----------------------------------------------
               Equipment (1)               1991      1992      1993      1994      1995    of dollars)
                                          ----------------------------------------------------------------
               Over-the-road trailers        24        24        52        56        62    $  613
               Marine containers             --        --        --        --       126       373
               Intermodal trailers           38        33        33        34        29       237
               Chassis                        7         7        15        16        21       107
               Domestic containers            8         8         8         8         8        42
               Storage trailers               7         6        13        13        11        15
                                             --        --       ---       ---       ---    ------
                  Total                      84        78       121       127       257    $1,387
                                             ==        ==       ===       ===       ===    ======

                  (1) The Company's fleet size and approximate net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases. For purposes of this presentation, the net investment in equipment leased to the Company on an operating basis represents the present value of the remaining lease payments. The net investment in revenue equipment leased to customers under finance leases as well as equipment owned by the Company or leased to the

                    Company under capital leases represents the net carrying value of this equipment. The significant increases in fleet size in 1993 and 1995 were primarily due to acquisitions. See Note 2 of the Notes to Consolidated Financial Statements for information relating to these acquisitions.

               For information regarding business information by geographic area, see Note 8 of the Notes to Consolidated Financial Statements. For additional information, including financing, capital expenditures and equipment utilization of the Company's leasing fleet, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

               Over-the-Road Trailers

               XTRA's over-the-road fleet of 62,000 units, mostly dry cargo vans, consists primarily of units 48' and 53' long by 102" wide. This equipment is leased to private fleet owners, contract carriers and common carriers. Approximately 43% of the trailer fleet was leased on a term basis at the end of fiscal 1995 with the balance available for lease on a per diem basis.

               Marine Containers

               The Company's marine containers are standard, dry cargo 20' and 40' steel containers, which are the predominant types of containers used worldwide for transporting freight on ships. XTRA's marine container fleet consists of 126,000 units. Expressed in twenty-foot equivalent units (TEUs), an industry measure of fleet size, the fleet size is 178,000 TEUs. Approximately 32% of XTRA's marine container fleet was leased on a term basis at the end of fiscal 1995 with the remainder of the fleet available for lease on a per diem basis.

               Intermodal Trailers

               Intermodal trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported by water carriers on ships and barges. The Company's intermodal trailer fleet of 29,000 units consists primarily of units 45' and 48' long by 102" wide. The Company's intermodal trailers are leased primarily to North American railroads and water carriers. Approximately 32% of the intermodal trailer fleet was leased on a term basis at the end of fiscal 1995 with the remainder of the fleet available for lease on a per diem basis.

               Chassis

               Domestic chassis are wheeled rectangular steel frames generally 48' to 53' in length and handle domestic containers. Marine chassis are generally 20' or 40' in length to accommodate marine containers. XTRA's marine and domestic chassis are used as transport vehicles for marine and domestic containers which are loaded or unloaded at shipyards, rail terminals or consignees. The Company's chassis fleet of 21,000 units consists primarily of marine chassis and are leased to steamship lines, railroads and motor carriers. Approximately 80% of the chassis fleet was leased on a term basis at the end of fiscal 1995 with the balance available for lease on a per diem basis.

               Domestic Containers

               Domestic containerization is the transportation of freight throughout North America in containers through a combination of rail and over-the-road on chassis. These containers are a substitute for intermodal and over-the-road trailers, particularly on long-haul, heavy volume routes. XTRA's fleet of approximately 8,000 units consists primarily of 48' long by 102" wide steel-constructed units. The Company's domestic containers are leased to North American railroads and domestic transportation segments of shipping lines. Approximately 70% of the Company's domestic container fleet was leased on a term lease basis at the end of fiscal 1995 with the balance available for lease on a per diem basis.

               Storage Trailers

               XTRA's storage fleet of 11,000 units consists of older former over-the-road and intermodal trailers. Approximately 18% of the storage fleet was leased on a term basis at the end of fiscal 1995 with the balance available for lease on a per diem basis.

               Competition


               Leasing transportation equipment is a highly competitive business and is affected by factors related to the freight transportation market. Lease terms and lease rates, as well as availability, condition and size of equipment are all important factors to the lessee. In addition, various types of transportation equipment compete for business. Over-the-road trailers, intermodal trailers, marine and domestic containers, and railroad rolling stock are all potential vehicles for the movement of freight.

                  XTRA believes it is the second largest North American lessor of over-the-road trailers with its principal competitor having a slightly larger fleet. Recent estimates place the number of over-the-road trailers available for lease in North America in excess of 260,000.

                  The world's dry cargo marine container fleet has grown in
               excess of 7% per year since 1990, in response to world trade growth. At the end of fiscal 1995, the world's marine container fleet is estimated at 9 million TEUs, of which approximately one-half is owned by leasing companies. In the marine container market, XTRA believes it is one of the ten largest container lessors in the world. The two largest lessors account for approximately 50% of the leasing market.

                  The Company believes that the North American intermodal
               trailer fleet has decreased from approximately 115,000 trailers at the end of 1990 to approximately 105,000 trailers at the end of fiscal 1995. Demand was strong in fiscal 1994 and in the first quarter of fiscal 1995 resulting from an overall improved economy, better service provided by the railroads and increased use of intermodal transportation by long-haul truckers. Beginning in the second quarter of fiscal 1995, as a result of decreased levels of domestic freight, truckers began competing more aggressively, thus diverting some intermodal freight to over-the-road. The Company is unable to predict what demand for intermodal trailers will be in the future although some industry analysts believe that demand will continue to decrease. The Company monitors the size of the North American fleet relative to current and expected future demand and bases its trailer acquisition and disposition decisions, in part, on these factors. XTRAbelieves it is the second largest North American lessor of intermodal trailers with its principal trailer competitor having a slightly larger fleet. The balance of the North American fleet is owned by other leasing companies and railroads.

                  The use of domestic containers and chassis is a growing part of the intermodal business. The Company believes it is the third largest lessor of domestic containers and its fleet represents approximately 14% of the national fleet. Marine containers also compete for the intermodal movement of domestic freight.

                  Some portion of the North American marine chassis fleet of approximately 450,000 units is used to handle domestic containers and hence competes with domestic chassis. XTRA believes its fleet of domestic and marine chassis represents 5% of the chassis fleet.

               Locations and Operations

               XTRA's domestic equipment is leased from equipment pools operated by Company employees at 92 locations in North America. The marine container operations are managed by 12 Company offices and 10 agency locations, which utilize 106 independent depot locations worldwide to store and maintain equipment.

               Employees

               The Company had 883 employees at September 30, 1995.

               Corporate Organization

               The Company was organized in 1957. XTRA's management subsidiary X-L-CO, INC. is located at 60 State Street, Boston, Massachusetts 02109 (telephone number (617) 367-5000).

                   XTRA Inc., a subsidiary of XTRA Corporation, owns
               substantially all of the Company's transportation equipment and conducts the Company's leasing business through certain of its subsidiaries pursuant to management service agreements. For disclosure on significant subsidiaries, see Note 13 of the Notes to Consolidated Financial Statements.

Item 2. Properties

               The Company maintains 92 facilities for the storage and distribution of its over-the-road and intermodal equipment throughout North America, occupying 664 acres, of which 381 are owned. Except for locations in Chicago and the St. Louis area, consisting of 35 and 148 acres, respectively, these facilities are generally 2 to 16 acres. The marine container business is managed through 12 offices worldwide.

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

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted to stockholders of the Company during the fourth quarter of 1995.

Item 4A. Executive Officers of the Registrant

               The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

               Lewis Rubin (57) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a Company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

               Robert B. Blakeley (35) - Controller and Chief Accounting Officer. Mr. Blakeley joined the Company in 1984, was promoted to Assistant Controller in 1987 and was elected to his present position in 1991.

               Jeffrey R. Blum (43) - Vice President, Human Resources. Mr. Blum joined the Company and was elected to his current position in 1995. Prior to 1995, Mr. Blum served in similar capacities at Signal Capital Corporation and First Winthrop Corporation.

               Michael K. Fox (49) - Vice President, XTRA Intermodal. Mr. Fox joined the Company in 1981 and has held several managerial positions. He was elected Divisional Executive Vice President, XTRA Intermodal in 1993. He was elected to his present position in 1994.

               William H. Franz (44) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and held the position of Divisional Executive Vice President, XTRALease in 1993. He was elected to his present position in 1993.

               Frederick M. Gutterson (53) - Vice President, XTRA International. Mr. Gutterson was President and Chief Executive Officer of Matson Leasing Company, Inc. since its inception in 1989. He was elected to his present position in 1995 following the Matson acquisition.

               Christopher P. Joyce (34) - Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected to his present position in 1993.

               James R. Lajoie (55) - Vice President, General Counsel and Secretary. Mr. Lajoie joined the Company as General Counsel in 1981. He was elected Vice President and General Counsel in 1987 and was elected to his present position in 1990.

               Michael J. Soja (46) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978, and elected Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and was elected Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

               Charles D. Willmott (43) - Vice President, Marketing and Planning. Mr. Willmott was President of Distribution International Corporation, the holding company for the Strick Companies, prior to joining the Company in 1992. Mr. Willmott was elected to his present position in 1993, following the Strick Lease acquisition.

               All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

               The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 16, 1995 was 966. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1994 and 1995.


                                                                                                          Dividends
                                                                                High          Low          Declared
                                           --------------------------------------------------------------------------------
               1994: First Quarter                                             $ 53        $ 40 3/4         $ .12
                     Second Quarter                                              50 7/8      40 7/8           .14
                     Third Quarter                                               53 1/4      40               .14
                     Fourth Quarter                                              52 1/4      46 5/8           .14
               1995: First Quarter                                               51 7/8      40               .14
                     Second Quarter                                              52 1/2      44 1/8           .16
                     Third Quarter                                               51 1/8      44 3/8           .16
                     Fourth Quarter                                              49 1/4      42 3/4           .16

                  The Company has paid quarterly cash dividends on its Common
               Stock since January 1977. Future dividends will be determined by the Board of Directors and will be dependent upon the earnings, financial condition and cash requirements of the Company and other relevant factors existing at the time.

                  The Company's source of funds for the payment of dividends on its capital stock is advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA Missouri, Inc. and XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries and external financing. Several of the Company's loan agreements contain covenants that restrict the payment of dividends by the Company. In addition certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA Missouri, Inc and XTRA Inc. Under the most restrictive provisions of the Company's loan agreements, the amount of cash dividends which could be paid on the Company's capital stock was limited to $82 million at September 30, 1995.

Item 6. Selected Financial Data

               This information is set forth in the table appearing on page 1 of the Company's 1995 Annual Report, which table is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The information required by this item appears in the Company's 1995 Annual Report beginning at page 32 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

               The following Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries appear in the Company's 1995 Annual Report to Stockholders at the pages indicated below and are incorporated herein by reference.

               Financial Statements                                                                             Page
               Consolidated balance sheets - September 30, 1994 and 1995                                         37
               Consolidated income statements for the three years ended September 30, 1995                       38
               Consolidated statements of cash flows for the three years ended September 30, 1995                39
               Management's discussion and analysis of financial condition and results of operations
                 for the three years ended September 30, 1995                                                    32
               Unaudited quarterly condensed consolidated income statements for the years
                 ended September 30, 1994 and 1995                                                               40
               Consolidated statements of stockholders' equity for the three years ended September 30, 1995      41
               Notes to consolidated financial statements                                                        42
               Report of independent public accountants                                                          53


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               Not Applicable

PART III.

Item 10. Directors and Executive Officers of the Registrant

               (a)Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") under the caption "Information with Respect to Director Nominees," which the 1996 Proxy Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

               (b)Executive Officers - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

               (c)Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") may be found in the 1996 Proxy Statement under the caption "Stock Ownership by Directors and Executive Officers." Such information is incorporated herein by reference.

Item 11. Executive Compensation

               This information is contained in the 1996 Proxy Statement under the captions "Executive Compensation Tables" and "Compensation of Directors," which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                This information is contained in the 1996 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More Than Five Percent of Voting Securities." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

               This information is contained in the 1996 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions." Such information is incorporated herein by reference.

Part IV.

Item 14. Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K.

        (a)     1.  Financial Statements - A list of Financial Statements for
                    XTRA Corporation and its Subsidiaries appears at Item 8 on page 7 of this Annual Report on Form 10-K.

                2. Financial Statement Schedule - The Following Schedule appear in the Company's 1995 Annual Report to Stockholders at the pages indicated below and is incorporated by reference:

                Schedule for the three years ended September 30, 1995:

                Schedule I - Parent company financial Statements appear at pages 10 to 14 of this Annual Report on Form 10-K.
                The supplementary income statement information required to be submitted in Schedule X has been included in the Financial
                Statements or the related notes. Other schedules are omitted as they are not applicable or required under the rules of Regulation S-X.

                3. Exhibits - A list of Exhibits filed or incorporated by reference appears following page 16 of this Annual Report on Form 10-K, which information is incorporated by reference.

        (b)     The Company filed a Current Report on Form 8-K, dated July 14,
                1995, which reported the completed acquisition of certain net assets of Matson Leasing Company, Inc. including as exhibits, the Asset Purchase Agreement, the Credit Agreement, the
                Guarantee by XTRA Corporation, and the Guarantee by XTRA
                Missouri Inc.

                                      9

                                XTRA CORPORATION                      SCHEDULE I
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995

In Millions except per share amounts

                                                                                     1994    1995
                                                                                    ------  ------
                                     ASSETS

Investment in Subsidiary                                                             329.1   355.9

Advances to Subsidiaries                                                               1.4     3.5
                                                                                    ------  ------
                                                                                    $330.5  $359.4
                                                                                    ======  ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Committments and Contingencies

Stockholders' Equity

   Preferred Stock, without par value; total authorized: 3,000,000 shares

   Common Stock, par value $.50 per share; authorized 30,000,000 shares; issues and outstanding 16,939,616 at September 30, 1994 and
       16,568,801 at September 30, 1995                                                8.5     8.3

   Capital in excess of par value                                                    125.4   107.6

   Retained earnings                                                                 196.6   243.5
                                                                                    ------  ------
        Total Stockholders' Equity                                                   330.5   359.4
                                                                                    ------  ------
                                                                                    $330.5  $359.4
                                                                                    ======  ======

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                SCHEDULE I

                                XTRA CORPORATION
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENTS
                            FOR THE THREE YEARS ENDED
                               SEPTEMBER 30, 1995

In Millions

                                                    1993      1994       1995
                                                   ------     -----     -----
Equity in earnings of subsidiaries                 $ 37.8     $57.6     $57.3
                                                   ------     -----     -----
                                                   $ 37.8     $57.6     $57.3
                                                   ======     =====     =====

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                XTRA CORPORATION                      SCHEDULE I
                              (PARENT COMPANY ONLY)
                             STATEMENT OF CASH FLOWS
                            FOR THE THREE YEARS ENDED
                               SEPTEMBER 30, 1995

In Millions

                                                          1993     1994      1995
                                                         ------   ------   -------
Cash flows from operations:
   Income from operations                                $ 37.8   $ 57.6   $ 57.3
   Deduct non-cash income and expense items:
     Equity in earnings of subsidiaries                   (37.8)   (57.6)   (57.3)
   Add other cash items:
     Dividends received from subsidiary                    11.3      9.1     10.5
     Repurchase of common stock                            --       --       20.0
     Net change in receivables, miscellaneous assets,
       payables and accrued expenses                        0.9      0.5     (2.0)
                                                         ------   ------   ------
Total cash provided from operations                        12.2      9.6     28.5

Cash flows from financing activities
   Net proceeds from issuance of common stock              63.1     --       --
   Net proceeds from issuance of Series C Preferred
     Stock (See Note B)                                    28.3     --       --
   Capital contribution to subsidiary                     (92.3)    --       --
   Net change in advances to subsidiaries                  (0.8)    (0.5)     2.0
   Dividends paid                                         (10.5)    (9.1)   (10.5)
   Repurchase of Common Stock                              --       --      (20.0)
                                                         ------   ------   ------
Total cash used for financing activities                  (12.2)    (9.6)   (28.5)


Net change in cash                                          0.0      0.0      0.0

Cash at beginning of year                                   0.0      0.0      0.0
                                                         ------   ------   ------
Cash at end of year                                      $  0.0   $  0.0   $  0.0
                                                         ======   ======   ======

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

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

(B)  Capital Stock

     Dividends

     XTRA Corporation declared cash dividends of $.46, $.54 and $.62 per share in the years ended September 30, 1993, 1994 and 1995, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $10.5 million, $9.1 million and $10.5 million during fiscal 1993, 1994 and 1995, respectively. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Issuance of Common Stock

     During fiscal 1993, the company issued 1,495,000 shares of common stock at $44.75 per share. The net proceeds to the Company were approximately $63 million.

     Repurchase of Common Stock

     In January 1995, the Company authorized the repurchase of up to $100 million of its common stock. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. As of November 15, 1995, the Company had repurchased approximately $31 million of common stock.

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

(C)  Debt and Transfers to Subsidiaries

     The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 4 of the Parent Company's consolidated 1995 Annual Report.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in XTRA Corporation's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and have issued our report thereon dated November 15, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 15, 1995

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

                                        November 16, 1995

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signatures                              Title                                     Date
               /s/ Robert B. Goergen                   Chairman of the                           November 16, 1995
                                                       Board of Directors

               /s/ Robert M. Gintel                    Vice Chairman of the                      November 16, 1995
                                                       Board of Directors

               /s/ Lewis Rubin                         President, Chief Executive                November 16, 1995
                                                       Officer and Director

               /s/ Michael J. Soja                     Vice President                            November 16, 1995
                                                       and Chief Financial Officer

               /s/ Robert B. Blakeley                  Controller and                            November 16, 1995
                                                       Chief Accounting Officer

               /s/ Gilbert Butler                      Director                                  November 16, 1995

               /s/ J. Russell Duncan                   Director                                  November 16, 1995

               /s/ Herbert C. Knortz                   Director                                  November 16, 1995

               /s/ John J. Lee                         Director                                  November 16, 1995

               /s/ Francis J. Palamara                 Director                                  November 16, 1995

               /s/ Martin L. Solomon                   Director                                  November 16, 1995

                                EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                       (for fiscal year ended 9-30-95)

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

3.2     Amended and Restated By-Laws of XTRA Corporation, as amended through
        March 20, 1990 (filed with Securities and Exchange Commission as
        Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, and incorporated herein by reference).

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

4.1.3 Fourth Supplmental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc, XTRA Corporation and Chemical Bank (filed with the Securities and
        Exchange Commission as Exhibit 4.1.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

4.2     Indenture, dated as of August 15, 1994, between XTRA, Inc., XTRA
        Corporation and the First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit 4.1 to
        Registrant's Current Report on Form 8-K dated August 15, 1994, and incorporated herein by reference).

4.2.1 First Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.2 above, between XTRA Inc., XTRA Corporation and The First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit 4.2.1 to
        Registrant's Annual Report on Form 10-K for the year ended
        September 30, 1994, and incorporated herein by reference).

4.2.2 Form of fixed-rate Series C Medium-Term Note (filed with the Securities and Exchange Commission as Exhibit 4.2.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

4.2.3   Form of floating-rate Series C Medium-Term Note (filed with the
        Securities and Exchange Commission as Exhibit 4.2.3 to Registrant's
        Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

        Note:  Registrant agrees to furnish to the Securities and Exchange
        Commission, upon request, a copy of any other instrument with respect to long-term debt of the Registrant and its sibsidiaries.
        Such other instruments are not filed herewith because no such instrument relates to outstanding debt in amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.3 Credit Agreement, dated as of June 30, 1995, among XTRA, Inc., Bank of America Illinois and Each of the Other Financial Institutions
        From Time To Time Parties Thereto, with Bank of America National
        Trust and Savings Association as Administrative Agent and The
        First National Bank of Boston as Documentation Agent (filed with the
        Securities and Exchange Commission as Exhibit 2.2 to Registrant's
        Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

4.3.1   Guaranty, dated June 30, 1995 by XTRA Corporation (filed with the
        Securities and Exchange Commission as Exhibit 2.3 to Registrant's
        Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

4.3.2   Guaranty, dated June 30, 1995 by XTRA Missouri, Inc.  (filed with the
        Securities and Exchange Commission as Exhibit 2.4 to Registrant's
        Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

10.1 Agreement and Plan of Reorganization, dated as of July 26, 1992, among Registrant, ST Trailer Corp., Distribution International
        Corporation ("DI"), Strick Corporation and certain individuals owning approximately 70% of the captial stock of DI (filed with the Securities and Exchange Commission as Exhibit 2.1 to Registrant's
        Current Report on Form 8-K dated August 4, 1992, and incorporated herein by reference).

10.2 U.S. Fleet Finance Services Agreement dated as of October 1, 1994 between XTRA, Inc., and XTRA Intermodal, Inc. (filed with the
        Securities and Exchange Commission as Exhibit 10.2 to Registrant's
        Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

10.3 U.S. Fleet Finance Services Agreement dated as of October 1, 1994 between XTRA, Inc., and XTRA Lease Inc. (filed with the
        Securities and Exchange Commission as Exhibit 10.3 to Registrant's
        Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

                                      17


EXECUTIVE COMPENSATION PLANS
10.4    Fleet Finance Services Agreement dated as of July 1, 1995 between XTRA,
        Inc. and XTRA International Ltd., filed herewith.

10.5    1991 Stock Option Plan for Non-Employee Directors (filed with the
        Securities and Exchange Commission as Exhibit 10.3 to Registrant's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.5.1  First Amendment to the 1991 Stock Option Plan for Non-Employee
        Directors identified in Exhibit 10.5 above (filed with the Securities and Exchange Commission as Exhibit 10.3.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.6    1987 Stock Incentive Plan (filed with the Securities and Exchange
        Commission as Exhibit 10.3 to Registrant's Annual Report on Form
        10-K for the year ended September 30, 1989, and incorporated herein by reference).

10.6.1  Amendment No. 1 to the 1987 Stock Incentive Plan identified in Exhibit
        10.6 above (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).

10.7    Deferred Director Fee Option Plan (filed with the Securities and
        Exchange Commission as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.8    Deferred Compensation Plan for Non-Employee Directors, effective
        January 1, 1994 (filed with the Securities and Exchange Commission as
        Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.9    Deferred Compensation Plan for Senior Executives, effective January 1,
        1994 (filed with the Securities and Exchange Commission as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended
        September 30, 1993, and incorporated herein by reference).

10.10   Annual Incentive Plan (filed with the Securities and Exchange
        Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.11 Form of Indemnification Agreement entered into between the Registrant and certain former Directors and certain former and current officers of the Registrant and its subsidiaries (filed with the Securities and Exchange Commission on June 11, 1987 as Exhibit 10 to
        Registrant's Registration Statement on Form S-3 (file No. 33-14996), and incorporated herein by reference).

10.12 Employment and Stock Option Agreement, dated as of July 12, 1990, between XTRA Corporation and Lewis Rubin (filed with the
        Securities and Exchange Commission as Exhibit 10.9 to Registrant's
        Annual Report on Form 10-K for the year ended September 30, 1990, and incorporated herein by reference).

                                      19

10.12.1 Amendment No. 1, dated as of May 7, 1991, to the Employment and Stock
        Option Agreement identified in Exhibit 10.12 above, between XTRA
        Corporation and Lewis Rubin (filed with the Securities and Exchange
        Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1991, and incorporated herein by reference).

10.12.2 Amendment No. 2, dated as of May 5, 1992, to the Employment and
        Stock Option Agreement identified in Exhibit 10.12 above, between
        XTRA Corporation and Lewis Rubin (filed with the Securities and
        Exchange Commission as Exhibit 10.11.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1992, and incorporated herein by reference).

10.12.3 Amendment No. 3, dated as of September 1, 1993, to the Employment and
        Stock Option Agreement identified in Exhibit 10.12 above, between
        XTRA Corporation and Lewis Rubin (filed with the Securities and
        Exchange Commission as Exhibit 10.13.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.12.4 Amendment No. 4, dated as of November 17, 1994, to the Employment and
        Stock Option Agreement identified in Exhibit 10.12 above, between
        XTRA Corporation and Lewis Rubin (filed with the Securities and
        Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).

10.13   Individual Pension Agreement, dated as of July 1, 1994, between XTRA
        Corporation and Lewis Rubin (filed with the Securities and Exchange
        Commission as Exhibit 10.1 to Registrant's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

10.14 Asset Purchase Agreement, dated June 30, 1995, among XTRA, Inc., and Matson Navigation Company, Inc. and Matson Leasing Company, Inc.
        (filed with the Securities and Exchange Commission as Exhibit 2.1 to
        Registrant's Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

11.1    Statement re computation of per share earnings.

11.2    Statement re Calculation of Weighted Average Shares Outstanding.

12.1    Statement re computation of ratios (XTRA Corporation).

12.2    Statement re computation of ratios (XTRA, Inc.).

13.1    Five Year Selected Financial Data.

13.2    Management's Discussion and Analysis of Financial Condition and
        Results of Operations for the Three Years Ended September 30, 1995
        (not covered by the Report of Independent Public Accountants).

13.3    XTRA Corporation and Subsidiaries Consolidated Financial Statements.

21      Subsidiaries of Registrant.

23      Consent of Independent Public Accountants.

27      Financial Data Schedule.
