Form 10-Q
period 1995-12-31
XTRA CORP /DE/
filed 1996-02-14
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     December 31, 1995
                          -----------------------------------------------------
Commission File Number                            1-7654
                      ---------------------------------------------------------

                                XTRA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-0954158
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



                60 State Street, Boston, Massachusetts  02109
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (617) 367-5000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X          No
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at February 6, 1996
-----------------------                        -------------------------------
Common Stock, Par Value                                   16,028,167
    $.50 Per Share

                      XTRA CORPORATION AND SUBSIDIARIES
                      ---------------------------------

                                    INDEX
                                    -----

                                                                      Page No.
                                                                      --------
Part I.   Financial Information
          ---------------------

     Management Representation . . . . . . . . . . . . . . . . . . .   3

     Consolidated Balance Sheets
       December 31, 1995 and September 30, 1995. . . . . . . . . . .   4

     Consolidated Income Statements
       For the Three Months Ended
       December 31, 1995 and 1994. . . . . . . . . . . . . . . . . .   5

     Consolidated Statements of Cash Flows
       For the Three Months Ended
       December 31, 1995 and 1994. . . . . . . . . . . . . . . . . .   6

     Consolidated Statements of Stockholders' Equity
       For the Period September 30, 1994
       Through December 31, 1995 . . . . . . . . . . . . . . . . . .   7

     Notes to Consolidated Financial Statements. . . . . . . . . . .   8 - 10

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . .   11 - 14


Part II.  Other Information
          -----------------

     Item 4.  Submission of Matters to a Vote of Security Holders. .   15

     Item 5.  Other Matters. . . . . . . . . . . . . . . . . . . . .   16 - 18

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .   19

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   20

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .   21


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


                      XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      ---------------------------------
           (MILLIONS OF DOLLARS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                     DECEMBER 31,
                                                         1995      SEPTEMBER 30,
                                                     (UNAUDITED)      1995   (1)
                                                     ------------  -------------
Assets
------
Cash                                                  $    0.7      $    6.3
Trade receivables, net                                    65.6          62.3
Lease contracts receivable                                36.9          35.3
Property and equipment, at cost
     Revenue equipment                                 1,851.6       1,812.1
     Land, buildings and other                            66.7          66.5
                                                      --------       -------
                                                       1,918.3       1,878.6
Less - Accumulated depreciation                         (505.0)       (480.3)
                                                      --------       -------
     Net property and equipment                        1,413.3       1,398.3
                                                      --------      --------
Other assets                                              25.9          20.8
                                                      --------      --------
                                                      $1,542.4      $1,523.0
                                                      ========      ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Accounts payable                                      $    5.2      $    7.5
Accrued interest expense                                   9.1          11.1
Other accrued expenses                                    55.3          54.4
Debt                                                     913.5         897.5
Deferred income taxes                                    201.8         193.7
                                                      --------      --------
     Total liabilities                                 1,184.9       1,164.2
                                                      --------      --------

Commitments and Contingencies

Stockholders' Equity
--------------------
Common Stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     16,325,867 shares at December 31, 1995
     and 16,568,801 at September 30, 1995                  8.2           8.3
Capital in excess of par value                            97.1         107.6
Retained earnings                                        254.8         243.4
Cumulative translation adjustment                         (2.6)         (0.5)
                                                      --------      --------
     Total stockholders' equity                          357.5         358.8
                                                      --------      --------
                                                      $1,542.4      $1,523.0
                                                      ========      ========

(1) Derived from XTRA Corporation's audited September 30, 1995 financial statements.


                 The accompanying notes are an integral part of these consolidated financial statements.


                       XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            (MILLIONS OF DOLLARS EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                     ------------------
                                                       1995      1994
                                                     --------  --------
Revenues                                              $ 112.2   $  96.3
Operating Expenses
     Depreciation on rental equipment                    36.3      26.5
     Rental equipment operating expense                  24.9      20.7
     Selling & administrative expense                    10.5       8.1
                                                      -------   -------
                                                         71.7      55.3
                                                      -------   -------
          Operating income                               40.5      41.0

Interest Expense                                         16.7       8.3
Foreign Exchange Loss                                     0.4        -
                                                      -------   -------
          Income from operations before
             provision for income taxes                  23.4      32.7

Provision for Income Taxes                                9.5      13.6
                                                      -------   -------

Net Income                                            $  13.9   $  19.1
                                                      =======   =======

Net income per share of common stock -
       primary and fully diluted                      $  0.85   $  1.12

Weighted average number of fully diluted
      common shares outstanding (in thousands)         16,431    17,034


     Cash dividends declared                          $  0.16   $  0.14



                 The accompanying notes are an integral part of these consolidated financial statements.


                                            XTRA CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------------
                                                  (MILLIONS OF DOLLARS)
                                                       (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           ----------------------
                                                                             1995           1994
                                                                           -------         ------
Cash Flows from Operating Activities:
  Net income                                                               $  13.9         $ 19.1
  Add non-cash income and expense items:
    Depreciation & amortization, net                                          35.3           25.8
    Deferred income taxes                                                      9.0            9.4
    Bad debt expense                                                           1.1            1.1
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                          (13.7)           (7.4)
    Cash receipts from lease contracts receivable                             4.4             4.7
    Recovery of property and equipment net book value                         7.1             3.5
                                                                           ------          ------

    Net cash provided by operating activities                                57.1            56.2
                                                                           ------          ------


Cash Flows for Investing Activities:
  Additions to property and equipment                                       (61.2)          (48.3)
  Acquisition of certain net assets of Matson Leasing Co, Inc.               (4.4)              -
                                                                           ------          ------
    Cash used for investing activities                                      (65.6)          (48.3)
                                                                           ------          ------

Cash Flows for Financing Activities:
  Borrowings of long-term debt                                              102.9              -
  Payments of long-term debt                                                (86.9)          (44.8)
  Repurchase of common stock                                                (10.6)             -
  Dividends paid                                                             (2.5)           (2.4)
                                                                           ------          ------

    Cash (used for)/provided by financing activities                          2.9           (47.2)
                                                                           ------          ------

Net increase in cash                                                         (5.6)          (39.3)
                                                                           ======          ======

Cash at beginning of period                                                   6.3            43.2
                                                                           ======          ======

Cash at end of period                                                         0.7             3.9
                                                                           ======          ======


Total Interest Paid                                                        $ 18.2          $  6.4
                                                                           ======          ======


Total Income Taxes Paid (net of refunds)                                   $ (1.5)         $  3.5
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


                                                        XTRA CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                                                  (UNAUDITED)


                                                  Common
                                                  Stock         Capital in                        Cumulative
                                                  $.50          Excess of           Retained      Translation
                                                Par Value       Par Value           Earnings      Adjustment
                                                ---------       ---------           --------      -----------

Balance at September 30, 1994                      $ 8.4          $125.4            $ 196.6            $ 0.1

Net income                                            -               -                57.3               -
Common Stock cash dividends
   declared at $.62 per share                         -               -               (10.5)              -
Options exercised and related tax benefits           0.1             2.0                 -                -
Common stock repurchased                            (0.2)          (19.8)
Translation adjustment                                -               -                  -              (0.6)
                                                   -----          ------            -------            -----
Balance at September 30, 1995                      $ 8.3          $107.6            $ 243.4            $(0.5)



Net income                                            -               -                13.9               -
Common Stock cash dividends
   declared at $.16 per share                         -               -                (2.5)              -
Common stock repurchased                            (0.1)          (10.5)
Translation adjustment                                -               -                  -              (2.1)
                                                   -----          ------            -------            -----

Balance at December 31, 1995                       $ 8.2          $ 97.1            $ 254.8            $(2.6)
                                                   =====          ======            =======            =====


The accompanying notes are an integral part of these consolidated financial statements.


                      XTRA CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current periods' presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the three months ended December 31, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $54 million at December 31, 1995 and $56 million at September 30, 1995.

(4) In June 1995, the Company acquired certain net assets of Matson Leasing Company, Inc., a major lessor of marine container equipment which at that time operated a rental fleet of approximately 170,000 twenty-foot equivalent units. Total consideration for the assets approximated $360 million in cash and included $10 million for recently purchased containers and a final payment of approximately $4 million made in the first quarter of fiscal 1996. The transaction was accounted for as a purchase.


     The unaudited pro forma condensed consolidated income statement of the Company, as if Matson Leasing Company, Inc. had been acquired on October 1, 1994 is as follows:

     For the three months ended December 31,                          1994
                                                                     ----
     (Millions of dollars except per share amount)
     Revenues                                                       $114.0
     Net income                                                       20.4
     Fully diluted earnings per common share                        $ 1.20


(5) XTRA's Corporation's wholly-owned subsidiary, XTRA Missouri, Inc., is a holding company which owns the stock of XTRA, Inc. and also manages the Company's office space. Both XTRA Corporation's and XTRA Missouri, Inc.'s assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc. Therefore, the Company's management has determined that separate financial statement disclosure of XTRA Missouri, Inc. is not material to investors. In addition, XTRA Corporation and XTRA Missouri, Inc are jointly and severally liable on the guarantee of the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA Corporation consolidated balance sheets dated December 31, 1995 and September 30, 1995 and income statements for the three months ended December 31, 1995 and 1994 is summarized below:


     BALANCE SHEET DATA:                               December 31,        September 30,
     (Millions of dollars)                                1995                1995
                                                       ------------        -------------
     Receivables, net                                   $  102.4           $   97.7
     Property and equipment, net                         1,410.6            1,395.5
     Other assets                                           26.5               27.0
                                                        --------           --------
        Total assets                                    $1,539.5           $1,520.2
                                                        ========           ========

     Debt                                               $  913.5           $  897.5
     Deferred income taxes                                 201.8              193.7
     Other liabilities                                      73.2               76.5
                                                        --------           --------

        Total liabilities                                1,188.5            1,167.7
                                                        --------           --------

     Stockholders' equity                                  351.0              352.5
                                                        --------           --------

        Total liabilities and stockholders' equity      $1,539.5           $1,520.2
                                                        ========           ========


     Income Statement Data:
     ----------------------
     (Millions of dollars)

     For the three months ended December 31,                 1995                1994
                                                            ------               -----
     Revenues                                               $112.2               $96.3
     Income before provision for income taxes                 23.4                32.7
     Net income                                               13.9                19.1

                      XTRA CORPORATION AND SUBSIDIARIES
                      ---------------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


        The discussion below may contain certain forward-looking statements, such as estimates of economic and industry conditions, equipment utilization and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Act of 1995" contained in Part II, Item 5.

The Three Months Ended December 31, 1995
----------------------------------------
Versus the Three Months Ended December 31, 1994:
------------------------------------------------

        This discussion includes the marine container operating results for the three months ended December 31, 1995 and accordingly, these results may not be comparable to the three months ended December 31, 1994 due to the completion of the acquisition of Matson Leasing Company, Inc. on June 30, 1995.

Revenues and Changes in Business Conditions
-------------------------------------------

        Revenues are generated by leasing over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

        Revenues increased by 17% or $15.9 million for the three months ended December 31, 1995 over the same period a year ago, primarily due to the acquisition of the marine container business. Partially offsetting the increase was a decrease in revenues derived from intermodal trailers due to reduced demand attributable to the softening economy, an increased supply of equipment and shifting traffic trends in the industry. Through the first quarter of fiscal 1995, the Company experienced record demand for its transportation equipment as a result of favorable industry conditions and a growing economy. Beginning in the second quarter of fiscal 1995, as a result of decreased levels of domestic freight, truckers began competing more aggressively, thus diverting some intermodal freight to over-the-road. In addition, the peso devaluation, which began in December 1994, has caused a severe reduction in the southbound freight traffic into Mexico.

        In the first quarter of fiscal 1996, the transportation industry did not experience the moderate growth seen in the domestic economy. Weak consumer spending in the retail sector, combined with softness in the auto industry and in housing starts, impacted the levels of over-the-road and intermodal freight. The Company's intermodal utilization, and to a more limited extent, its over-the-road utilization, have been negatively impacted by these factors as well as an increase in equipment supply in the industry.

        The following table sets forth average equipment utilization (dollar weighted in each type of equipment) and average fleet size in units (including units leased in under operating leases) during the three months ended
December 31:

                                        1995               1994
                                        ----               ----

        Utilization                       85%                94%
        Units                        265,000            128,000

        The increase in average fleet size in units is primarily attributable to the acquisition of the marine container business on June 30, 1995. The decline in utilization is attributable to the significant reduction of intermodal trailer utilization and to a lesser extent, over-the-road trailer utilization due to factors mentioned above.

        Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower
utilization and hence profitability.   For the three months ended
December 31, 1995, the Company did not achieve the record levels of utilization experienced in the same period of the prior year due to the economic and industry conditions discussed above. These conditions have continued into the early portion of the second quarter of fiscal 1996 and equipment utilization continues to be lower than the same period of the prior year. Therefore, equipment utilization levels for the entire second quarter of fiscal 1996 are not expected to approach the levels of the second quarter of fiscal 1995.

Operating Expenses
------------------

        Total operating expenses increased by 30% or $16.4 million from the same period of fiscal 1995 primarily due to higher depreciation expense which increased by 37% or $9.8 million. The increased depreciation resulted primarily from the addition of the marine container fleet as well as an increase in the fleet of over-the-road trailers. In addition, rental equipment operating expenses and selling and administrative expenses increased 20% and 30% or $4.2 and $2.4 million, respectively, principally due to costs related to the marine container business.

Interest Expense
----------------

        Interest expense increased by 101% or $8.4 million for the three months ended December 31, 1995, due primarily to an increase in average net debt outstanding partially offset by a decrease in average interest rates.

Foreign Exchange Loss
---------------------

        Foreign exchange loss of $.4 million for the three months ended
December 31, 1995 is attributable to the translation of certain liabilities of the Company's intermodal and over-the-road businesses. This loss is a result of the decreasing value of the Canadian dollar versus the US dollar during the quarter.

Income Before Provision for Income Taxes
----------------------------------------

        Pretax earnings decreased 28% or $9.3 million for the three months ended December 31, 1995 over the same period a year ago primarily due to decreased demand for intermodal trailers, and to a lesser extent over-the-road trailers and as a result of the Company's high percentage of fixed costs. Partially offsetting this was increased profitability resulting from the acquisition of the marine container business.

Provision for Income Taxes
--------------------------

        The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the three months ended
December 31, 1995, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
-------------------------------

        During the three months ended December 31, 1995, the Company generated cash flows from operations of $57 million. During the same period, XTRA invested $66 million in property and equipment, paid dividends of $3 million and repurchased common stock of $11 million. Net debt outstanding (debt less cash) increased $22 million.

        As of January 31, 1996, committed capital expenditures for fiscal 1996 amounted to approximately $137 million. The Company may increase capital spending in 1996 as conditions warrant. However, given current industry conditions, it is unlikely that spending for new equipment excluding acquisitions will approach the 1995 capital expenditure level of approximately $340 million and may be significantly less.

        On January 25, 1996, XTRA's Board of Directors raised the regular quarterly cash dividend from $.16 to $.18 per share and declared a quarterly cash dividend of $.18 per share, payable on February 29, 1996, to stockholders of record on February 15, 1996.

        From October 1, 1995 to January 31, 1996, the Company had repurchased $23 million of its common stock pursuant to its $100 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $43 million.

        From October 1, 1995 to January 31, 1996, the Company sold $105 million in Medium-Term Notes with a weighted average life of 6.7 years and an average interest rate of 6.2%.

        The Company recently filed a Shelf Registration Statement bringing its total available registered securities to approximately $740 million. The Shelf Registration consists of Preferred Stock and Common Stock, and Senior and Subordinated debt securities.

        On January 31, 1996, the Company had $99 million of unused credit available under its Revolving Credit Agreement.

                          Part II  - OTHER INFORMATION
                          ----------------------------


Item 4  - Submission of Matter to a Vote of Security Holders
------------------------------------------------------------

     At the 1996 Annual Meeting of Stockholders held on January 25, 1996, at which a quorum was present, the stockholders re-elected eight of the incumbent
Directors and approved the following proposal by the number of shares of common stock as noted:


(1)  Nominees for the office of Director:

                                            Number of Shares
                                       -----------------------------
                                        Voted For         Withheld
                                       ------------     ------------
     Gilbert Butler                     14,733,874         42,217
     J. Russell Duncan                  14,722,807         53,284
     Robert M. Gintel                   14,739,553         36,538
     Robert B. Goergen                  14,741,636         34,455
     Herbert C. Knortz                  14,729,343         46,748
     Francis J. Palamara                14,726,356         49,735
     Lewis Rubin                        14,739,803         36,288
     Martin L. Solomon                  14,741,320         34,771


                                                      Number of Shares Voted
                                              -----------------------------------
                                                For          Against      Abstain
                                              ----------     ---------    -------
(2)  To approve the amendment to the
     Company's 1987 Stock Incentive
     Plan to increase from 100,000 to
     200,000 the number of shares for
     which options may be granted to
     any individual in any calendar
     year pursuant to awards granted
     under the Plan.                          13,631,950     1,084,382     59,758

                          Part II - OTHER INFORMATION

Item 5 - Other Matters


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

VARIABLE REVENUES AND FIXED OPERATING EXPENSES:
The Company's revenues are variable due to their dependence on the level of domestic and international economic activity. In addition, the Company has a high percentage of fixed operating expenses, including depreciation, a portion of rental equipment operating expense and selling and administrative expenses. As a result, the Company's pretax profits are cyclical. If domestic or global economic activity remains slow, operating margins may be adversely affected. See below for further discussion.

Variability of Revenues:
The Company's revenues are variable and are based on lease rates, utilization, supply of and demand for equipment. See below for further discussion.

Lease Rates:
Lease rates depend on the type of lease, length of term, maintenance provided and the type and age of the equipment. Future lease rates may increase or decrease depending on competition, economic conditions and other factors.

Utilization:
Utilization is the ratio of revenue earning units to the total fleet. Utilization is directly impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of competitors and other factors in the freight transportation industry.

Supply of Equipment:
New equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customer needs. There is often a considerable amount of time between when an order is placed and when
the equipment is delivered.   In addition, it is difficult to accurately
predict demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected either because of its inability to quickly increase fleet size (because of extended back orders) to take advantage of unexpectedly strong demand, or to quickly reduce fleet size in order to react to reduced demand.

Demand:
Demand for equipment is affected by economic factors, equipment supply and shifting traffic trends in the industry. A softening domestic or international economy may result in lower levels of freight shipments. Shifting traffic trends in the industry, such as truckers competing more aggressively may divert some intermodal freight to over-the-road. Other items affecting demand which may impact leasing needs can include severe adverse weather conditions such as floods or snow storms or strikes by transportation unions.

Operating Expenses:
The Company's operating expenses consist of a high percentage of fixed costs and can change profitability as revenues fluctuate due to increases and decreases in utilization and/or lease rates. The fixed costs include depreciation, a portion of rental equipment operating expense and selling and administrative expenses. As a result, income from operations can be cyclical. If revenues decline in any period, operating margins may change from those reported in prior periods due to the fixed nature of a significant portion of the Company's expenses.

CAPITAL NEEDS:
The acquisition of new equipment, both for growth as well as replacement of older equipment, is capital intensive. In addition, over the past several years, the Company has grown its fleet through acquisitions of other companies such as Strick Lease and Matson Leasing Company, Inc., requiring additional capital. While the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates or terms, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure and its
credit ratings.   No assurances can be given that financing will continue to be available at attractive rates or with covenants that are not more restrictive than the Company's current debt covenants.

INTEREST RATES:
Over the past several years, interest rates have remained at historically low levels. Because of the Company's heavy dependence upon external financing to fund its capital needs and acquisitions, the level of interest rates directly effects the Company's profitability. The Company attempts to moderate the effect of changing interest rates by maintaining a high percentage of its debt with fixed rates. However, an increase in interest rates or a downgrading in the Company's debt ratings would adversely impact the cost of new borrowings, thereby adversely effecting its profitability.

FOREIGN EXCHANGE RATES:
A portion of the Company's North American over-the-road and intermodal business is transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

ACQUISITIONS:
Over the past years, the Company has used acquisitions of fleets operated by other companies to help grow its business. In order for the Company to take advantage of favorable acquisition opportunities as they are presented, it may be necessary for the Company to significantly increase its debt leverage ratios which could adversely effect its credit ratings. Also, the ability of the Company to take advantage of acquisition opportunities will depend on the availability of capital. See above for discussion.

                         Part II - OTHER INFORMATION
                         ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits
---  --------

Exhibit No.     Description
-----------     -----------
   3(b)         Amended and Restated By-Laws of XTRA Corporation, as amended through January 24, 1996

   10.1         1987 Stock Incentive Plan, as amended through November 16, 1995

   11.1 Statement of the calculation of earnings per share for the three months ended December 31, 1995 and 1994

   12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1995 and 1994 for XTRA
                Corporation

   12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1995 and 1994 for XTRA, Inc.

   27.0         Financial Data Schedule


(b)  Reports of Form 8-K
---  -------------------

     On January 29, 1996, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XTRA CORPORATION
                                ---------------------------------
                                          (Registrant)


Date: February 14, 1996             /s/ Michael J. Soja
     ------------------         ---------------------------------
                                        Michael J. Soja
                                        Vice President and
                                          Chief Financial Officer


Date: February 14, 1996             /s/ Robert B. Blakeley
     ------------------         ---------------------------------
                                        Robert B. Blakeley
                                        Controller and
                                          Chief Accounting Officer

                                EXHIBIT INDEX
                                -------------


Exhibit No.     Description
-----------     -----------
   3(b)         Amended and Restated By-Laws of XTRA Corporation, as amended through January 24, 1996

   10.1         1987 Stock Incentive Plan, as amended through November 16, 1995

   11.1 Statement of the calculation of earnings per share for the three months ended December 31, 1995 and 1994

   12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1995 and 1994 for XTRA
                Corporation

   12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1995 and 1994 for XTRA, Inc.

   27.0         Financial Data Schedule
