Form 10-Q/A
period 1995-12-31
XTRA CORP /DE/
filed 1996-02-28
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
    $.50 Per Share

This Form 10-Q/A is filed for the period ended December 31, 1995 to correct
Exhibit 27 (Financial Data Schedule) to the Form 10-Q for such period filed by the Registrant on February 14, 1996. Attached is the amended Exhibit 27.

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


Date: February 28, 1996             /s/ Michael J. Soja
     ------------------         ---------------------------------
                                        Michael J. Soja
                                        Vice President and
                                          Chief Financial Officer


Date: February 28, 1996             /s/ Robert B. Blakeley
     ------------------         ---------------------------------
                                        Robert B. Blakeley
                                        Controller and
                                          Chief Accounting Officer