Form 10-Q
period 1996-03-31
XTRA CORP /DE/
filed 1996-05-14
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended          March 31, 1996
                           -----------------------------------------------------

Commission File Number                  1-7654
                       ---------------------------------------------------------

                                   XTRA CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                         06-0954158
- -------------------------------                       ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)



                 60 State Street, Boston, Massachusetts  02109
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (617) 367-5000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X      No
                                   -------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at May 1, 1996
- -----------------------                         ------------------------------
Common Stock, Par Value                                  16,021,699
     $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------


                                     INDEX
                                     -----


                                                                 Page No.
                                                                 --------

Part I.  Financial Information
         ---------------------

         Management Representation...............................  3

         Consolidated Balance Sheets
          March 31, 1996 and September 30, 1995..................  4

         Consolidated Income Statements
          For the Three Months and Six Months Ended
          March 31, 1996 and 1995................................  5

         Consolidated Statements of Cash Flows
          For the Six Months Ended
          March  31, 1996 and 1995...............................  6

         Consolidated Statements of Stockholders' Equity
          For the Period September 30, 1994
          Through March  31, 1996................................  7

         Notes to Consolidated Financial Statements..............  8 - 10

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations. ........  11 - 17


Part II.  Other Information
          -----------------

          Item 3.  Legal Proceedings.............................  18

          Item 5.  Other Matters.................................  19 - 21

          Item 6.  Exhibits and Reports on Form 8-K..............  22

          Signatures  ...........................................  23

          Exhibit Index  ........................................  24

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


                                        3.

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       ---------------------------------
           (Millions of dollars except per share and share amounts)


                                                               March 31,
                                                                 1996                          September 30,
                                                              (unaudited)                         1995  (1)
                                                             --------------                  ----------------

Assets
- ---------
Cash                                                        $           6.6                 $             6.3
Trade receivables, net                                                 56.3                              62.3
Lease contracts receivable                                             38.7                              35.3
Property and equipment, at cost
   Revenue equipment                                                1,889.5                           1,812.1
   Land, buildings and other                                           64.9                              66.5
                                                             --------------                  ----------------
                                                                    1,954.4                           1,878.6
Less-Accumulated depreciation                                        (529.8)                           (480.3)
                                                             --------------                  ----------------
   Net property and equipment                                       1,424.6                           1,398.3
                                                             --------------                  ----------------


Other assets                                                           27.0                              20.8
                                                             --------------                  ----------------
                                                            $       1,553.2                 $         1,523.0
                                                             ==============                  ================


Liabilities and Stockholders' Equity
- -------------------------------------

Liabilities
- -----------

Accounts payable                                            $           6.1                 $             7.5
Accrued interest expense                                               18.4                              11.1
Other accrued expenses                                                 52.3                              54.4
Debt                                                                  918.9                             897.5
Deferred income taxes                                                 207.4                             193.7
                                                             --------------                  ----------------

     Total liabilities                                              1,203.1                           1,164.2
                                                             --------------                  ----------------


Commitments and Contingencies

Stockholders' Equity
- --------------------

Common Stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     16,014,567 shares at March 31, 1996
     and 16,568,801 at September 30, 1995                               8.0                               8.3
Capital in excess of par value                                         84.3                             107.6
Retained earnings                                                     260.1                             243.4
Cumulative translation adjustment                                      (2.3)                             (0.5)
                                                             --------------                  ----------------

     Total stockholders' equity                                       350.1                             358.8
                                                             --------------                  ----------------
                                                            $       1,553.2                 $         1,523.0
                                                             ==============                  ================


(1) Derived from XTRA Corporation's audited September 30, 1995 financial statements.


The accompanying notes are an integral part of these consolidated financial statements.

PAGE>

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                        ------------------------------
           (Millions of dollars except per share and share amounts)
                                  (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               March 31,           March 31,
                                          ------------------  ------------------
                                            1996      1995      1996      1995
                                          --------  --------  --------  --------
Revenues                                  $  101.1  $   87.1  $  213.2  $  183.4

Operating Expenses
  Depreciation on rental equipment            36.4      26.8      72.7      53.3
  Rental equipment operating expense          24.0      20.7      48.9      41.4
  Selling & administrative expense            10.5       8.2      21.0      16.2
                                           -------   -------   -------   -------

                                              70.9      55.7     142.6     110.9
                                           -------   -------   -------   -------

     Operating income                         30.2      31.4      70.6      72.5

Interest Expense                              16.4       8.1      33.0      16.5
Foreign Exchange Loss                           -         -        0.4        -
                                           -------   -------   -------   -------

     Income from operations before
       provision for income taxes             13.8      23.3      37.2      56.0

Provision for Income Taxes                     5.6       9.7      15.1      23.2
                                           -------   -------   -------   -------
Net Income                                $    8.2  $   13.6  $   22.1  $   32.8
                                           =======   =======   =======   =======

Net income per share of common stock-
   primary and fully diluted              $   0.51  $   0.80  $   1.36  $   1.92

Weighted average number of fully
   diluted common shares outstanding
   (in thousands)                           16,107    17,041    16,272    17,040


  Cash dividends declared                 $   0.18  $   0.16  $   0.34  $   0.30

The accompanying notes are an integral part of these consolidated financial statements.

                                        5.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------------
                            (Millions of dollars)
                                 (Unaudited)


                                                                               Six Months Ended
                                                                                March 31, 1996
                                                                          -------------------------
                                                                             1996           1995
                                                                          ----------     ----------
Cash Flows from Operating Activities:
 Net income                                                              $    22.1      $    32.8
 Add non-cash income and expense items:
  Depreciation & amortization, net                                            70.0           51.8
  Deferred income taxes                                                       14.5           15.7
  Bad debt expense                                                             1.9            2.0
 Add other cash items:
  Net change in receivables, other assets,
  payables and accrued expenses                                               (0.3)          (2.5)
  Cash receipts from lease contracts receivable                                8.5            9.2
  Recovery of property and equipment net book value                           18.0           11.3
                                                                         ----------     ----------

  Net cash provided by operating activities                                  134.7          120.3
                                                                         ----------     ----------

Cash Flows for Investing Activities:
 Additions to property and equipment                                        (122.5)        (125.6)
 Acquisition of certain net assets of Matson Leasing Co, Inc.                 (4.4)          --
                                                                         ----------     ----------

  Cash used for investing activities                                        (126.9)        (125.6)
                                                                         ----------     ----------

Cash Flows for Financing Activities:
 Borrowing of long-term debt                                                 242.6           41.9
 Payments of long-term debt                                                 (221.1)         (70.9)
 Repurchase of common stock                                                  (23.6)          --
 Dividends paid                                                               (5.4)          (5.1)
                                                                         ----------     ----------

  Cash used for financing activities                                          (7.5)         (34.1)
                                                                         ----------     ----------


Net increase/(decrease) in cash                                                0.3          (39.4)
                                                                         ----------     ----------

Cash at beginning of period                                                    6.3           43.2
                                                                         ----------     ----------

Cash at end of period                                                          6.6            3.8
                                                                         ----------     ----------


Total interest Paid                                                      $    24.9      $    17.4
                                                                         ----------     ----------

Total Income Taxes Paid (net of refunds)                                 $    --        $    10.6
                                                                         ----------     ----------




The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              ---------------------------------------------------
                (Millions of dollars except per share amounts)
                                  (Unaudited)

                                         Common
                                          Stock     Capital in                  Cumulative
                                          $.50      Excess of      Retained     Transaction
                                        Par Value   Par Value      Earnings     Adjustment
                                        ---------   ---------      --------     ----------

Balance at September 30, 1994          $    8.4    $  125.4       $   196.6    $      0.1

Net income                                  -           -              57.3           -
Common Stock cash dividends
 declared at $.62 per share                 -           -             (10.5)          -
Options exercised and related tax
 benefits                                   0.1         2.0             -             -
Common stock repurchased                   (0.2)      (19.8)
Translation adjustment                      -           -               -            (0.6)
                                        --------    --------       ---------    ----------

Balance at September 30, 1995          $    8.3    $  107.6       $   243.4    $     (0.5)


Net income                                  -           -              22.1           -
Common Stock cash dividends
 declared at $.34 per share                 -           -              (5.4)          -
Common stock repurchased                  (0.3)      (23.3)            -
Translation adjustment                      -           -              -             (1.8)
                                        --------    --------       ---------    ----------

Balance at March 31, 1996              $    8.0    $   84.3       $   260.1    $     (2.3)
                                        ========    ========       =========    ==========

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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the six months ended March 31, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $43 million at March 31, 1996 and $56 million at September 30, 1995.

(4) In June 1995, the Company acquired certain net assets of Matson Leasing Company, Inc., a major lessor of marine container equipment which at that time operated a rental fleet of approximately 170,000 twenty-foot equivalent units. Total consideration for the assets approximated $360 million in cash, including $10 million for purchased containers, and a final payment of $4 million made in the first quarter of fiscal 1996. The transaction was accounted for as a purchase.

     The unaudited pro forma condensed consolidated income statement of the Company, as if Matson Leasing Company, Inc. had been acquired on October 1, 1994 is as follows:


     For the three months ended March 31,                   1995
                                                            ----
     (Millions of dollars except per share amount)
     ---------------------------------------------
     Revenues                                               $104.8
     Net income                                               14.5
     Fully diluted earnings per common share                $  .85



     For the six months ended March 31,                     1995
                                                            ----
     (Millions of dollars except per share amount)
     ---------------------------------------------
     Revenues                                               $218.8
     Net income                                               35.0
     Fully diluted earnings per common share                $ 2.05

(5) XTRA's Corporation's wholly-owned subsidiary, XTRA Missouri, Inc., is a holding company which owns the stock of XTRA, Inc. and also manages the Company's office space. Both XTRA Corporation's and XTRA Missouri, Inc.'s balance sheets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc. Therefore, the Company's management has determined that separate financial statement disclosure of XTRA Missouri, Inc. is not material to investors. In addition, XTRA Corporation and XTRA Missouri, Inc have jointly and severally guaranteed certain debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA Corporation consolidated balance sheets dated March 31, 1996 and September 30, 1995 and income statements for the three and six months ended March 31, 1996 and 1995 is summarized below:


     Balance Sheet Data:                               March 31,             September 30,
     -------------------
     (Millions of dollars)                                1996                    1995
                                                      ------------           -------------
     Receivables, net                                 $   95.0                $   97.7
     Property and equipment, net                       1,424.2                 1,395.5
     Other assets                                         33.5                    27.0
                                                      --------                --------
        Total assets                                  $1,552.7                $1,520.2
                                                      ========                ========


     Debt                                             $  918.9                $  897.5
     Deferred income taxes                               207.4                   193.7
     Other liabilities                                    80.6                    76.5
                                                      --------                --------
        Total liabilities                              1,206.9                 1,167.7
                                                      --------                --------

     Stockholders' equity                                345.8                   352.5
                                                      --------                --------
        Total liabilities and stockholders' equity    $1,552.7                $1,520.2
                                                      ========                ========



Income Statement Data:
- ----------------------
(Millions of dollars)

     For the three months ended March 31,                          1996           1995
                                                               ------------   ------------
     Revenues                                                  $  101.0       $   87.1
     Income before provision for income taxes                      13.7           23.3
     Net income                                                $    8.2       $   13.6

     For the six months ended March 31,                            1996           1995
                                                               ------------   ------------
     Revenues                                                  $  213.2       $  183.4
     Income before provision for income taxes                      37.1           55.9
     Net income                                                $   22.1       $   32.7


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

The Three Months Ended March 31, 1996
- -------------------------------------
Versus the Three Months Ended March 31, 1995:
- ---------------------------------------------

     This discussion includes the marine container operating results for the three months ended March 31, 1996 and accordingly, these results may not be comparable to the three months ended March 31, 1995 due to the completion of the acquisition of Matson Leasing Company, Inc. on June 30, 1995.

Revenues and Changes in Business Conditions
- -------------------------------------------

     Revenues are generated by leasing over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

     Revenues increased by 16% or $14.0 million for the three months ended March 31, 1996 over the same period a year ago, primarily due to the acquisition of the marine container business. Partially offsetting the increase was a decrease in revenues derived from the Company's domestic businesses, primarily intermodal and over-the-road trailers. Domestic equipment demand has declined significantly as a result of a slowing economy, reduced freight levels and shifting traffic trends in the industry. In the first six months of fiscal 1996, the transportation industry has not experienced the moderate growth seen in the domestic economy as lower consumer spending and softness in the auto industry and in housing starts have reduced the amount of freight shipped. Therefore, domestic transportation companies require less leased equipment to supplement their existing fleets. XTRA's domestic equipment utilization has been negatively impacted by these factors as well as by an oversupply of equipment resulting from significant industry-wide equipment purchases made through mid 1995.

     In addition, marine container utilization, on a worldwide basis, has decreased due to oversupply and reduced demand, particularly in the Far East. XTRA's marine container utilization has declined from 90% in the fourth quarter of fiscal 1995 to 80% in the second quarter of fiscal 1996.

     The following table sets forth average equipment utilization and average fleet size during the three months ended March 31:

                                             1996              1995
                                             ----              ----
      Utilization                                79%              85%
      Units                                 273,000          128,000

     The increase in average fleet size is primarily attributable to the acquisition of the marine container business on June 30, 1995.

     Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower
utilization and hence profitability.   For the three months ended March 31,
1996, the Company did not achieve the levels of utilization experienced in the same period of the prior year due to the economic and industry conditions discussed above. These conditions have continued into the early portion of the third quarter of fiscal 1996 and equipment utilization has not improved over the 79% level in the second quarter. Therefore, equipment utilization levels for the entire third quarter of fiscal 1996 are not expected to achieve the levels of the third quarter of fiscal 1995.

Operating Expenses
- ------------------

     Total operating expenses increased by 27% or $15.2 million from the same period of fiscal 1995 primarily due to higher depreciation expense which increased by 36% or $9.6 million. The increased depreciation resulted primarily from the addition of the marine container fleet as well as an increase in the fleet of over-the-road trailers. In addition, rental equipment operating expenses and selling and administrative expenses increased 16% and 28% or $3.3 and $2.3 million, respectively, principally due to costs related to the marine container business.

Interest Expense
- ----------------

     Interest expense increased by 102% or $8.3 million for the three month ended March 31, 1996, due primarily to an increse in average net debt outstanding partially offset by a decrease in average interest rates. The increase rates average net debt outstanding was primarily the result of the acqusition of the marine container business on June 30, 1995.

                                      12.

Income Before Provision for Income Taxes
- ----------------------------------------

     Pretax earnings decreased 41% or $9.5 million for the three months ended March 31, 1996 over the same period a year ago primarily due to lower utilization caused by decreased demand for intermodal trailers, and to a lesser extent over-the-road trailers and as a result of the Company's high percentage of fixed costs.

Provision for Income Taxes
- --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the three months ended March 31, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

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

The Six Months Ended March 31, 1996
- -----------------------------------
Versus the Six Months Ended March 31, 1995:
- -------------------------------------------

     This discussion includes the marine container operating results for the six months ended March 31, 1996 and accordingly, these results may not be comparable to the six months ended March 31, 1995 due to the completion of the acquisition of Matson Leasing Company, Inc. on June 30, 1995.

Revenues and Changes in Business Conditions
- -------------------------------------------

     Revenues are generated by leasing over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

     Revenues increased by 16% or $29.8 million for the six months ended March 31, 1996 over the same period a year ago, primarily due to the acquisition of the marine container business. Partially offsetting the increase was a decrease in revenues derived from the Company's domestic businesses, primarily intermodal and over-the-road trailers. Domestic equipment demand has declined significantly as a result of a slowing economy, reduced freight levels and shifting traffic trends in the industry. In the first six months of fiscal 1996, the transportation industry has not experienced the moderate growth seen in the domestic economy as lower consumer spending and softness in the auto industry and in housing starts have reduced the amount of freight shipped. Therefore, domestic transportation companies require less leased equipment to supplement their existing fleets. XTRA's domestic equipment utilization has been negatively impacted by these factors as well as by an oversupply of equipment resulting from significant industry-wide equipment purchases made through mid 1995.

     In addition, marine container utilization, on a worldwide basis, has decreased due to oversupply and reduced demand, particularly in the Far East. XTRA's marine container utilization has declined from 90% in the fourth quarter of fiscal 1995 to 83% in the first six months of fiscal 1996.

     The following table sets forth average equipment utilization and average fleet size during the six months ended March 31:

                                              1996             1995
                                              ----             ----
      Utilization                                82%              89%
      Units                                 269,000          128,000

     The increase in average fleet size is primarily attributable to the acquisition of the marine container business on June 30, 1995.

     Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower
utilization and hence profitability.   For the six months ended March 31, 1996,
the Company did not achieve the levels of utilization experienced in the same period of the prior year due to the economic and industry conditions discussed above. These conditions have continued into the early portion of the third quarter of fiscal 1996 and equipment utilization has not improved over the 82% level year-to-date in fiscal 1996. Therefore, equipment utilization levels for the entire third quarter of fiscal 1996 are not expected to achieve the levels of the third quarter of fiscal 1995.

Operating Expenses
- ------------------

     Total operating expenses increased by 29% or $31.7 million from the same period of fiscal 1995 primarily due to higher depreciation expense which increased by 36% or $19.4 million. The increased depreciation resulted primarily from the addition of the marine container fleet as well as an increase in the fleet of over-the-road trailers. In addition, rental equipment operating expenses and selling and administrative expenses increased 18% and 30% or $7.5 and $4.8 million, respectively, principally due to costs related to the marine container business and increased costs related to management information systems.

Interest Expense
- ----------------

     Interest expense increased by 100% or $16.5 million for the six months ended March 31, 1996, due primarily to an increase in average net debt outstanding partially offset by a decrease in average interest rates. The increase in average net debt outstanding was primarily the result of the acquisition of the marine container business on June 30, 1996.

Foreign Exchange Loss
- ---------------------
     Foreign exchange loss of $.4 million for the six months ended March 31, 1996 is attributable to the translation of certain liabilities of the Company's intermodal and over-the-road businesses. This loss is a result of the decreasing value of the Canadian dollar versus the US dollar during the first fiscal quarter.

Income Before Provision for Income Taxes
- ----------------------------------------

     Pretax earnings decreased 34% or $18.8 million for the six months ended March 31, 1996 over the same period a year ago primarily due to lower utilization caused by decreased demand for intermodal trailers, and to a lesser extent over-the-road trailers and as a result of the Company's high percentage of fixed costs.

Provision for Income Taxes
- --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the six months ended March 31, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
- -------------------------------

     During the six months ended March 31, 1996, the Company generated cash flows from operations of $135 million. During the same period, XTRA invested $127 million in property and equipment, paid dividends of $5 million and repurchased common stock of $24 million. Net debt outstanding (debt less cash) increased $21 million.

      As of May 2, 1996, committed capital expenditures for fiscal 1996 amounted to approximately $195 million of which $123 million has already been expended in the first two quarters. While the Company may increase capital spending in 1996 if conditions warrant, given current industry conditions, it is unlikely to significantly exceed the committed capital spending level of $195 million.

                                     16.

     On May 2, 1996, XTRA's Board of Directors declared a quarterly cash dividend of $.18 per share, payable on May 31, 1996, to stockholders of record on May 15, 1996.

     From October 1, 1995 to May 10, 1996, the Company had repurchased $26 million of its common stock pursuant to its $100 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $46 million of common stock.

     From October 1, 1995 to May 2, 1996, the Company sold $243 million in Medium-Term Notes with a weighted average life of 7.9 years and an average interest rate of 6.5%. As of March 31, 1996, approximately 16% of the Company's debt is at floating rates, compared to 37% at September 30, 1995.

    In fiscal 1996, the Company filed a Shelf Registration Statement bringing its total available registered securities to approximately $740 million. The Shelf Registration consists of Preferred Stock and Common Stock, and Senior and Subordinated debt securities. As of May 2, 1996, $605 million of securities were available under the Shelf Registration Statement.

     On May 2, 1996, the Company had $124 million of unused credit available under its Revolving Credit Agreement.

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 3 - Legal Proceedings
- --------------------------

     There are no material pending legal proceedings in which the Company is named as a defendant.

     The Company has reached agreements to resolve the alleged involvement of a subsidiary of the Company with respect to the environmental problems at Edgerton Sand and Gravel Landfill site in Edgerton, Wisconsin and an adjacent manufacturing facility owned by the subsidiary prior to 1978. These agreements will resolve the amount of the Company's financial obligations with respect to the remediation as well as the provision of an alternative water supply to affected residences in the area of the landfill site. The Company's financial obligations under these agreements which are not material to the financial condition of the Company, have previously been fully provided for in the Company's financial statements.

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 5 - Other Matters
- ----------------------


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
- -------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- ------------------------------------------------

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

VARIABLE REVENUES AND FIXED OPERATING EXPENSES:
- ----------------------------------------------

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

Variability of Revenues:
- ------------------------

     The Company's revenues are variable and are based on lease rates, utilization, supply of and demand for equipment. See below for further discussion.

Lease Rates:
- -----------

     Lease rates depend on the type of lease, length of term, maintenance provided and the type and age of the equipment. Future lease rates may increase or decrease depending on competition, economic conditions and other factors.

Utilization:
- ------------

     Utilization is the ratio of revenue earning units to the total fleet. Utilization is directly impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of competitors and other factors in the freight transportation industry.

Supply of Equipment:
- --------------------

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

Demand:
- -------

    Demand for equipment is affected by economic factors, equipment supply and shifting traffic trends in the industry. A softening domestic or international economy may result in lower levels of freight shipments. Shifting traffic trends in the industry, such as truckers competing more aggressively, may divert some intermodal freight to over-the-road. Other items affecting demand which may impact leasing needs can include severe adverse weather conditions such as floods or snow storms or strikes by transportation unions.

Operating Expenses:
- -------------------

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

CAPITAL NEEDS:
- --------------

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

INTEREST RATES:
- ---------------

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

FOREIGN EXCHANGE RATES:
- -----------------------

     A portion of the Company's North American over-the-road and intermodal business is transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

ACQUISITIONS:
- ------------

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

                          Part II  - OTHER INFORMATION
                          ----------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
- ---  --------

Exhibit No.           Description
- -----------           -----------

11.1 Statement of the calculation of earnings per share for the three and six months ended March 31, 1996 and 1995


12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1996 and 1995 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1996 and 1995 for XTRA, Inc.

27.0                  Financial Data Schedule


(b)  Reports of Form 8-K
- ---  -------------------

     On May 6, 1996, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal second quarter ended March 31, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     XTRA CORPORATION
                                          -------------------------------------
                                                    (Registrant)



Date:      May 14, 1996                              /s/ Michael J. Soja
      --------------------                --------------------------------------
                                                       Michael J. Soja
                                                       Vice President and
                                                        Chief Financial Officer



Date:      May 14, 1996                              /s/ Robert B. Blakeley
      ---------------------               --------------------------------------
                                                       Robert B. Blakeley
                                                       Controller and
                                                        Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.    Description
- -----------    -----------


     11.1 Statement of the calculation of earnings per share for the three and six months ended March 31, 1996 and 1995

     12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1996 and 1995 for XTRA Corporation

     12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1996 and 1995 for XTRA, Inc.

     27.0      Financial Data Schedule