Form 10-Q
period 1996-06-30
XTRA CORP /DE/
filed 1996-08-09
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended       June 30, 1996
                          ------------------------------------------------------

Commission File Number               1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                          06-0954158
- -------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                 60 State Street, Boston, Massachusetts  02109
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)




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

                                    Yes    X       No
                                        -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding at August 7, 1996
- -----------------------                          -------------------------------
Common Stock, Par Value                                     15,659,999
    $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------


                                     INDEX
                                     -----


                                                                     Page No.
                                                                     --------

Part I.   Financial Information
          ---------------------

         Management Representation. ...................................  3

         Consolidated Balance Sheets
          June 30, 1996 and September 30, 1995 ........................  4

         Consolidated Income Statements
          For the Three Months and Nine Months Ended
          June 30, 1996 and 1995 ......................................  5

         Consolidated Statements of Cash Flows
          For the Nine Months Ended
          June 30, 1996 and 1995 ......................................  6

         Consolidated Statements of Stockholders' Equity
          For the Period September 30, 1994
          Through June 30, 1996........................................  7

         Notes to Consolidated Financial Statements ...................  8 - 10

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations................  11 - 17


Part II.  Other Information

          Item 5    Other Matters......................................  18 - 20

          Item 6    Exhibits and Reports on Form 8-K...................  21

          Signatures    ...............................................  22

          Exhibit Index ...............................................  23

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       ---------------------------------
           (Millions of dollars except per share and share amounts)

                                                        June 30,
                                                          1996                           September 30,
                                                      (unaudited)                            1995  (1)
                                                     -------------                       --------------
Assets
- -----------
Cash                                                $         8.3                       $          6.3
Trade receivables, net                                       57.5                                 62.3
Lease contracts receivable                                   40.2                                 35.3
Other assets                                                 22.8                                 20.8
Property and equipment, at cost
   Revenue equipment                                      1,920.8                              1,812.1
   Land, buildings and other                                 65.1                                 66.5
                                                     -------------                       --------------
                                                          1,985.9                              1,878.6
Less - Accumulated depreciation                            (547.7)                              (480.3)
                                                     -------------                       --------------
   Net property and equipment                             1,438.2                              1,398.3
                                                     -------------                       --------------
                                                    $     1,567.0                       $      1,523.0
                                                     =============                       ==============

Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities
- -----------

Accounts payable and accrued expenses               $        65.2                       $         73.0
Debt                                                        939.2                                897.5
Deferred income taxes                                       215.4                                193.7
                                                     -------------                       --------------
   Total liabilities                                      1,219.8                              1,164.2
                                                     =============                       ==============

Commitments and Contingencies

Stockholders' Equity
- --------------------

Common Stock, par value $.50 per share; authorized:
   30,000,000 shares; issued and outstanding;
   15,857,399 shares at June 30, 1996
   and 16,568,801 at September 30, 1995                       7.9                                  8.3
Capital in excess of par value                               76.7                                107.6
Retained earnings                                           265.0                                243.4
Cumulative translation adjustment                            (2.4)                                (0.5)
                                                     -------------                       --------------
   Total stockholders' equity                               347.2                                358.8
                                                     -------------                       --------------
                                                    $     1,567.0                       $      1,523.0
                                                     =============                       ==============


(1) Derived from XTRA Corporation's audited September 30, 1995 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                       ---------------------------------
           (Millions of dollars except per share and share amounts)
                                  (Unaudited)


                                                        Three Months Ended           Nine Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------      ----------------------
                                                       1996            1995          1996          1995
                                                     --------        --------      --------      --------

Revenues                                            $  101.4        $   86.3      $  314.7      $  269.6

Operating Expenses
  Depreciation on rental equipment                      36.4            28.2         109.1          81.4
  Rental equipment operating expense                    25.0            20.6          73.9          62.0
  Selling & administrative expense                      10.2             8.4          31.2          24.7
                                                     --------        --------      --------      --------

                                                        71.6            57.2         214.2         168.1
                                                     --------        --------      --------      --------

    Operating income                                    29.8            29.1         100.5         101.5

Interest Expense                                        16.7             9.0          49.8          25.4
Foreign Exchange Loss                                    -               -             0.4           -
                                                     --------        --------      --------      --------

    Income from operations before
      provision for income taxes                        13.1            20.1          50.3          76.1

Provision for Income Taxes                               5.3             8.3          20.4          31.6
                                                     --------        --------      --------      --------

Net Income                                          $    7.8        $   11.8      $   29.9      $   44.5
                                                     ========        ========      ========      ========

Net income per share of common stock -
    primary and fully diluted                       $   0.49        $   0.70      $   1.85      $   2.62

Weighted average number of fully diluted
    common shares outstanding (in thousands)          15,995          16,860        16,179        16,979


    Cash dividends declared per share               $   0.18        $   0.16      $   0.52       $  0.46


  The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------------
                             (Millions of dollars)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            June 30, 1996
                                                          --------------------
                                                           1996         1995
                                                          --------    --------
Cash Flows from Operating Activities:
 Net Income                                              $    29.9   $    44.5
 Add non-cash income and expense items:
  Depreciation & amortization, net                           105.1        76.7
  Deferred income taxes                                       20.2        17.4
  Bad debt expense                                             2.3         2.8
 Add other cash items:
  Net change in receivables, other assets,
   payables and accrued expenses                              (8.2)      (11.1)
  Cash receipts from lease contracts receivable               12.8        14.0
  Recovery of property and equipment net book value           27.9        21.4
                                                         ---------   ---------
  Net cash provided by operating activities                  190.0       165.7
                                                         ---------   ---------
Cash Flows for Investing Activities:
 Additions to property and equipment                        (186.0)     (235.4)
 Acquisitions of certain net assets of
  Matson Leasing Co, Inc.                                     (4.4)     (361.9)
                                                         ---------   ---------
  Cash used for investing activities                        (190.4)     (597.3)
                                                         ---------   ---------

Cash Flows from Financing Activities:
 Borrowings of long-term debt                                273.6       445.8
 Payments of long-term debt                                 (231.6)      (35.4)
 Repurchase of common stock                                  (31.3)       (8.3)
 Dividends paid                                               (8.3)       (7.8)
                                                         ---------   ---------
  Cash provided by financing activities                        2.4       394.3
                                                         ---------   ---------

Net increase/(decrease) in cash                                2.0       (37.3)

Cash at beginning of period                                    6.3        43.2
                                                         ---------   ---------
Cash at end of period                                    $     8.3   $     5.9
                                                         =========   =========

Total Interest Paid                                      $    47.4   $    25.8

Total Income Taxes Paid (net of refunds)                 $     0.2   $    16.6

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             -----------------------------------------------------
                (Millions of dollars except per share amounts)
                                  (Unaudited)

                                             Common
                                             Stock      Capital in              Cumulative
                                              $.50      Excess of    Retained   Translation
                                            Par Value   Par Value    Earnings   Adjustment
                                            ---------   ----------   --------   -----------

Balance at September 30, 1994              $    8.4    $    125.4   $  196.6   $       0.1

Net income                                      -             -         57.3           -
Common Stock cash dividends
  declared at $.62 per share                    -             -        (10.5)          -
Option exercised and related tax benefits       0.1           2.0        -             -
Common stock repurchased                       (0.2)        (19.8)
Translation adjustment                          -             -          -            (0.6)
                                            ---------   ----------   --------   -----------
Balance at September 30, 1995              $     8.3   $    107.6   $  243.4   $      (0.5)


Net income                                      -             -         29.9           -
Common Stock cash dividends
  declared at $.52 per share                    -             -         (8.3)          -
Common stock repurchased                       (0.4)        (30.9)       -
Translation adjustment                          -             -          -            (1.9)
                                            ---------   ----------   --------   -----------
Balance at June 30, 1996                   $     7.9   $     76.7   $  265.0   $      (2.4)
                                            =========   ==========   ========   ===========


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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the nine months ended June 30, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $38 million at June 30, 1996 and $56 million at September 30, 1995.

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

     The unaudited pro forma condensed consolidated income statement of the Company, as if Matson Leasing Company, Inc. had been acquired on October 1, 1994 is as follows:


     For the three months ended June 30,               1995
                                                       ----
     (Millions of dollars except per share amount)
     -----------------------------------------------
     Revenues                                         $104.7
     Net income                                         13.0
     Fully diluted earnings per common share          $  .77

     For the nine months ended June 30,                 1995
                                                      ------
     (Millions of dollars except per share amount)
     ---------------------------------------------
     Revenues                                         $323.5
     Net income                                         48.0
     Fully diluted earnings per common share          $ 2.82

(5) The Illinois Environmental Protection Agency has notified a subsidiary of the Company of alleged environmental contamination resulting from zinc smelting operations by a prior owner of property that the subsidiary owns in Fairmont City, Illinois. The Company has had initial discussions with the successors in interest currently responsible for the liabilities of the prior owner with respect to participation in an investigation and cleanup of the facility under the Illinois voluntary remediation program. Based upon the Company's current understanding of the nature of the contamination, the Company believes that the resolution of this matter will not have a material impact on the Company's results of operations, cash flows or financial condition.

(6) XTRA Corporation's wholly-owned subsidiary, XTRA Missouri, Inc., is a holding company which owns the stock of XTRA, Inc. and also manages the Company's office space. Both XTRA Corporation's and XTRA Missouri, Inc.'s balance sheets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc. Therefore, the Company's management has determined that separate financial statement disclosure of XTRA Missouri, Inc. is not material to investors. In addition, XTRA Corporation and XTRA Missouri, Inc. have jointly and severally guaranteed certain debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc., a wholly-owned subsidiary of XTRA Missouri, Inc. included in the XTRA Corporation consolidated balance sheets dated June 30, 1996 and September 30, 1995 and income statements for the three and nine months ended June 30, 1996 and 1995 is summarized below:


    Balance Sheet Data:
    -------------------                        June 30,       September 30,
    (Millions of dollars)                        1996             1995
                                              ---------       -------------
     Receivables, net                         $   97.7          $   97.7
     Property and equipment, net               1,438.1           1,395.5
     Other assets                                 30.8              27.0
                                              --------         ---------
         Total assets                         $1,566.6          $1,520.2
                                              ========         =========


     Debt                                                     $  939.2       $  897.5
     Deferred income taxes                                       215.4          193.7
     Other liabilities                                            65.5           76.5
                                                              --------       --------
        Total liabilities                                      1,220.1        1,167.7

     Stockholders' equity                                        346.5          352.5
                                                              --------       --------
        Total liabilities and stockholders' equity            $1,566.6       $1,520.2
                                                              ========       ========

Income Statement Data:
- ----------------------
(Millions of dollars)

     For the three months ended June 30,                            1996           1995
                                                                --------       --------
     Revenues                                                   $  101.5       $   86.3
     Income before provision for income taxes                       13.0           20.1
     Net income                                                 $    7.7       $   11.8

     For the nine months ended June 30,                             1996           1995
                                                                --------       --------
     Revenues                                                   $  314.7       $  269.6
     Income before provision for income taxes                       50.2           76.1
     Net income                                                 $   29.8       $   44.5


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

The Three Months Ended June 30, 1996
- ------------------------------------
Versus the Three Months Ended June 30, 1995:
- --------------------------------------------

     This discussion includes the marine container operating results for the three months ended June 30, 1996 and accordingly, these results may not be comparable to the three months ended June 30, 1995 due to the completion of the acquisition of Matson Leasing Company, Inc. on June 30, 1995.

Revenues and Changes in Business Conditions
- -------------------------------------------

     Revenues are generated by leasing over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

     Revenues increased by 17% or $15.1 million for the three months ended June 30, 1996 over the same period a year ago, primarily due to the acquisition of the marine container business. Partially offsetting the increase was a decrease in revenues derived from the Company's domestic businesses, primarily intermodal trailers. The decrease in utilization of the Company's domestic transportation equipment reflects reduced freight levels, shifting traffic trends in the industry and increased industry-wide capacity. The over-supply of domestic transportation equipment is primarily due to the record level of industry purchases in 1994 and 1995. While 1996 industry purchases of equipment have been reduced considerably, the over-capacity, while diminished, continues to exist.

     In addition, growth in usage of marine containers, on a worldwide basis, has declined due to a general over-supply of equipment and reduced demand, particularly in the Far East. More balanced world-wide trade has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. XTRA's marine container utilization has declined from 90% in the fourth quarter of fiscal 1995 to 79% in the third quarter of fiscal 1996.

     During 1995 and for the first part of 1996, the domestic freight transportation industry did not experience the moderate growth seen in the domestic economy as lower consumer spending, inventory corrections and softness in such key measures as the auto industry and housing starts caused reduced freight volumes. These factors as well as excess industry capacity resulted in lower utilization of the Company's equipment. Recent signs of improvement in these economic factors as well as modest improvements in key industry indicators such as the level of intermodal loadings and reduced purchases of new transportation equipment, suggest that industry conditions may be improving modestly.

     The following table sets forth average equipment utilization and average fleet size during the three months ended June 30:

                                      1996            1995
                                      ----            ----
       Utilization                      79%             83%
       Units                        278,000         129,000

     The increase in average fleet size is primarily attributable to the acquisition of the marine container business on June 30, 1995.

     Historically, the third fiscal quarter reflects a seasonally lower period of utilization and hence profitability. Third quarter utilization levels were consistent with second quarter levels which may be indicative of a stabilization in business conditions in our various lease markets. To date, the Company has experienced some seasonal improvements in utilization from the third quarter level; however business conditions remain challenging.

Operating Expenses
- ------------------

     Total operating expenses increased by 25% or $14.4 million from the same period of fiscal 1995 primarily due to higher depreciation expense which increased by 29% or $8.2 million. The increased depreciation resulted primarily from the addition of the marine container fleet as well as an increase in the fleet of over-the-road trailers. In addition, rental equipment operating expenses and selling and administrative expenses both increased 21% or $4.4 and $1.8 million, respectively, principally due to costs related to the marine container business.

Interest Expense
- ----------------

     Interest expense increased by 86% or $7.7 million for the three months ended June 30, 1996, due to an increase in average net debt outstanding partially offset by a decrease in average interest rates. The increase in average net debt outstanding was primarily the result of the acquisition of the marine container business on June 30, 1995.

Income Before Provision for Income Taxes
- ----------------------------------------

     Pretax earnings decreased 35% or $7.0 million for the three months ended June 30, 1996 over the same period a year ago primarily due to lower domestic equipment utilization and as a result of the Company's high percentage of fixed costs.

Provision for Income Taxes
- --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the three months ended June 30, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

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

The Nine Months Ended June 30, 1996
- -----------------------------------
Versus the Nine Months Ended June 30, 1995:
- -------------------------------------------

     This discussion includes the marine container operating results for the nine months ended June 30, 1996 and accordingly, these results may not be comparable to the nine months ended June 30, 1995 due to the completion of the acquisition of Matson Leasing Company, Inc. on June 30, 1995.

Revenues and Changes in Business Conditions
- -------------------------------------------

     Revenues are generated by leasing over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

     Revenues increased by 17% or $45.1 million for the nine months ended June 30, 1996 over the same period a year ago, primarily due to the acquisition of the marine container business. Partially offsetting the increase was a decrease in revenues derived from the Company's domestic businesses, primarily intermodal trailers. The decrease in utilization of the Company's domestic transportation equipment reflects reduced freight levels, shifting traffic trends in the industry and increased industry-wide capacity. The over-supply of domestic transportation equipment is primarily due to the record level of industry purchases in 1994 and 1995. While 1996 industry purchases of equipment have been reduced considerably, the over-capacity, while diminished, continues to exist.

     In addition, growth in usage of marine containers, on a worldwide basis, has declined due to a general over-supply of equipment and reduced demand, particularly in the Far East. Better world-wide trade balance has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. XTRA's marine container utilization has declined from 90% in the fourth quarter of fiscal 1995 and averaged 81% for the nine months ended June 30, 1996.

     During 1995 and for the first part of 1996, the domestic freight transportation industry did not experience the moderate growth seen in the domestic economy as lower consumer spending, inventory corrections and softness in such key measures as the auto industry and housing starts caused reduced freight volumes. These factors as well as excess industry capacity resulted in lower utilization of the Company's equipment. Recent signs of improvement in these economic factors as well as modest improvements in key industry indicators such as the level of intermodal loadings and reduced purchases of new transportation equipment, suggest that industry conditions may be improving modestly.

     The following table sets forth average equipment utilization and average fleet size during the nine months ended June 30:

                                          1996             1995
                                          ----             ----
    Utilization                             81%              87%
    Units                               272,000          129,000

     The increase in average fleet size is primarily attributable to the acquisition of the marine container business on June 30, 1995.

     Historically, the second and third fiscal quarter reflects a seasonally lower period of utilization and hence profitability. Third quarter utilization levels were consistent with second quarter levels which may be indicative of a stabilization in business conditions in our various lease markets. To date, we have experienced some seasonal improvements in utilization from the third quarter level; however business conditions remain challenging.

Operating Expenses
- ------------------

     Total operating expenses increased by 27% or $46.1 million from the same period of fiscal 1995 primarily due to higher depreciation expense which increased by 34% or $27.7 million. The increased depreciation resulted primarily from the addition of the marine container fleet as well as an increase in the fleet of over-the-road trailers. In addition, rental equipment operating expenses and selling and administrative expenses increased 19% and 26% or $11.9 and $6.5 million, respectively, principally due to costs related to the marine container business.

Interest Expense
- ----------------

     Interest expense increased by 96% or $24.4 million for the nine months ended June 30, 1996, due to an increase in average net debt outstanding partially offset by a decrease in average interest rates. The increase in average net debt outstanding was primarily the result of the acquisition of the marine container business on June 30, 1995.

Foreign Exchange Loss
- ---------------------

     Foreign exchange loss of $.4 million for the nine months ended June 30, 1996 is attributable to the translation of certain liabilities of the Company's intermodal and over-the-road businesses. This loss is a result of the decreasing value of the Canadian dollar versus the U.S. dollar during the first fiscal quarter.

Income Before Provision for Income Taxes
- ----------------------------------------

     Pretax earnings decreased 34% or $25.8 million for the nine months ended June 30, 1996 over the same period a year ago primarily due to lower domestic equipment utilization and as a result of the Company's high percentage of fixed costs.

Provision for Income Taxes
- --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1995 was approximately 42%. For the nine months ended June 30, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 41%. The Company's effective income tax rate for fiscal 1995 and its estimated effective income tax rate for fiscal 1996 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
- -------------------------------

     During the nine months ended June 30, 1996, the Company generated cash flows from operations of $190 million. During the same period, XTRA invested $190 million in property and equipment, paid dividends of $8 million and repurchased common stock of $32 million. Net debt outstanding (debt less cash) increased $40 million.

     As of August 1, 1996, committed capital expenditures for fiscal 1996 amounted to approximately $215 million of which $190 million has already been expended in the first three quarters. Given current industry conditions, it is unlikely that total capital expenditures for 1996 will increase. 1997 capital spending is expected to be significantly less than 1996 with spending in the first half of the fiscal year being particularly modest.

     On August 1, 1996, XTRA's Board of Directors declared a quarterly cash dividend of $.18 per share, payable on August 30, 1996, to stockholders of record on August 15, 1996.

     From October 1, 1995 to August 7, 1996, the Company had repurchased $41 million of its common stock pursuant to its $100 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $61 million of common stock.

     From October 1, 1995 to August 7, 1996, the Company sold $243 million in Medium-Term Notes with a weighted average life of 7.9 years and an average interest rate of 6.5%. As of June 30, 1996, approximately 19% of the Company's debt is at floating rates, compared to 37% at September 30, 1995.

     In fiscal 1996, the Company filed a Shelf Registration Statement bringing its total available registered securities to approximately $740 million. The Shelf Registration consists of Preferred Stock and Common Stock, and Senior and Subordinated debt securities. As of August 7, 1996, $604 million of securities were available under the Shelf Registration Statement.

     On August 7, 1996, the Company had $126 million of unused credit available under its Revolving Credit Agreement.

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

Demand:
- -------

Demand for equipment is affected by economic factors, equipment supply and shifting traffic trends in the industry. A softening domestic or international economy may result in lower levels of freight shipments. Shifting traffic trends in the industry, such as truckers competing more aggressively, may divert some intermodal freight to over-the-road. Other items affecting demand which may impact leasing needs can include adverse weather conditions such as floods or snow storms or strikes by transportation unions.

Operating Expenses:
- -------------------

The Company's operating expenses consist of a high percentage of fixed costs and thus profitability can change as revenues fluctuate due to increases and decreases in utilization and/or lease rates. The fixed costs include depreciation, a portion of rental equipment operating expense and selling and administrative expenses. As a result, income from operations can be cyclical. If revenues decline in any period, operating margins may change from those reported in prior periods due to the fixed nature of a significant portion of the Company's expenses.

CAPITAL NEEDS:
- --------------

The acquisition of new equipment, both for growth as well as replacement of older equipment, is capital intensive. In addition, over the past several years, the Company has increased its fleet through acquisitions of other companies such as Strick Lease and Matson Leasing Company, Inc., requiring additional capital. While the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates or terms, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure and its
credit ratings.   No assurances can be given that financing will continue to be available at attractive rates or with covenants that are not more restrictive than the Company's current debt covenants.

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

                          Part II  - OTHER INFORMATION
                          ----------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)    Exhibits
- ---    --------

Exhibit No.           Description
- -----------           -----------

11.1 Statement of the calculation of earnings per share for the three and nine months ended June 30, 1996 and 1995

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1996 and 1995 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1996 and 1995 for XTRA, Inc.

27.0                  Financial Data Schedule


(b)  Reports of Form 8-K
- ---  -------------------

     On August 8, 1996, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal third quarter ended June 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     XTRA CORPORATION
                                             ----------------------------------
                                                       (Registrant)



Date:    August 9, 1996                            /s/ Michael J. Soja
      -------------------------------------  ----------------------------------
                                                       Michael J. Soja
                                                       Vice President and
                                                        Chief Financial Officer



Date:     August 9, 1996                           /s/ Robert B. Blakeley
      -------------------------------------  ----------------------------------
                                                       Robert B. Blakeley
                                                       Controller and
                                                       Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.    Description
- -----------    -----------


       11.1 Statement of the calculation of earnings per share for the three and nine months ended June 30, 1996 and 1995

       12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1996 and 1995 for XTRA Corporation

       12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1996 and 1995 for XTRA, Inc.

       27.0    Financial Data Schedule