Form 10-K
period 1996-09-30
XTRA CORP /DE/
filed 1996-12-16
CIK 217591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
          -------------------------------------
FORM 10-K*

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934         COMMISSION FILE NUMBER 1-7654
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 1996
          -------------------------------------
XTRA Corporation (Exact name of Registrant as specified in its charter)

DELAWARE                                 06-0954158
(State or other jurisdiction             (I.R.S. Employer Identification number)
of incorporation or organization)

60 STATE STREET                          (617) 367-5000
BOSTON, MASSACHUSETTS 02109              (Registrant's telephone number)
(Address of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
          -------------------------------------
Title of each class                      Name of exchange on which registered
Common Stock, Par Value $.50 per Share   New York Stock Exchange
          -------------------------------------
Securities registered pursuant to Section 12(g) of the Act: none
          -------------------------------------
Shares Outstanding of the Registrant's Common Stock at November 14, 1996:
15,246,099
Aggregate market value of voting stock held by non-affiliates of the registrant at November 14, 1996: $612,000,000
          -------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I.
          -------------------------------------
Item 1. Business

XTRA Corporation (the "Company" or "XTRA") leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. XTRA leases over-the-road and intermodal equipment throughout North America, predominantly within the United States, to private fleet owners, railroads, contract and common carriers, as well as marine containers which are leased worldwide to steamship lines. Customers lease equipment primarily to cover cyclical, seasonal and geographical shortages and as a substitute for purchasing. The choice of equipment used is influenced by lease rates, terms, availability, condition and size of equipment, as well as other factors.
  XTRA's equipment utilization and lease rates, and hence profitability, are impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of its competitors and other factors in the freight transportation industry. Utilization and hence profitability is usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, industry downturns tend to lengthen the collection period of certain receivables.

Lease Types and Rates
The Company leases its equipment on both a per diem and term basis. Per diem leases are for an initial period of less than one year and allow the customer to return the equipment without notice, although some per diem leases limit the amount and locations of equipment termination. Term leases provide for an initial period of one year or greater; generally one to five years. Lease rates depend upon the type of lease, length of term, maintenance provided and the type and age of the equipment. Generally, customers are responsible for damage to the equipment except for ordinary maintenance, although full-service leases are available on some equipment types.

Equipment Fleet
The Company's equipment fleet has grown through fleet acquisitions of other leasing companies and through purchases of new equipment. The new equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customers needs. The Company's fleet consisted of the following units and net investment at the end of its last five fiscal years:

                         Units in thousands, millions of dollars
                       ----------------------------------------- Net Investment
Equipment Fleet(1)        1992    1993    1994    1995    1996     at 9/30/96
                       --------------------------------------------------------
Over-the-road trailers      30      65      69      76      75        $   632
Marine containers            -       -       -     126     152            419
Intermodal trailers         33      33      34      29      24            197
Chassis                      7      15      16      21      24            119
Domestic containers          8       8       8       8       8             36
                          ----    ----    ----  ------  ------        -------
  Total                     78     121     127     260     283        $ 1,403
                          ----    ----    ----  ------  ------        -------
    Net investment        $478    $763    $860  $1,387  $1,403
                          ----    ----    ----  ------  ------

  (1) The Company's fleet size and net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases. For purposes of this presentation, the net investment in equipment leased to the Company on an operating basis represents the present value of the remaining lease payments. The net investment in revenue equipment leased to customers under finance leases as well as equipment owned by the Company or leased to the Company under capital leases represents the net carrying value of this equipment. The significant increases in net investment in equipment in 1993 and 1995 were primarily due to acquisitions. See Note 2 of the Notes to Consolidated Financial Statements for information relating to acquisitions.

For information regarding business information by geographic area, see Note 8 of the Notes to Consolidated Financial Statements. For additional information, including financing and capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

Over-the-Road Trailers
XTRA's over-the-road fleet of 75,000 units, mostly dry cargo vans, consists primarily of units 48' and 53' long by 102" wide. This equipment is leased to private fleet owners, contract carriers and common carriers. Approximately 41% of the trailer fleet was leased on a term basis at the end of fiscal 1996 with the balance available for lease on a per diem basis.

Marine Containers
The Company's marine containers are standard, dry cargo 20' and 40' steel containers leased primarily to steamship lines for transporting freight on ships worldwide. XTRA's fleet consists of 152,000 units or 212,000 twenty-foot equivalent units (TEUs), an industry measure of fleet size. Approximately 33% of XTRA's marine container fleet was leased on a term basis at the end of fiscal 1996 with the remainder of the fleet available for lease on a per diem basis.

Intermodal Trailers
Intermodal trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported by water carriers on ships and barges. The Company's intermodal trailer fleet of 24,000 units consists primarily of units 45' and 48' long by 102" wide. The Company's intermodal trailers are leased primarily to North American railroads and water carriers. Approximately 33% of the intermodal trailer fleet was leased on a term basis at the end of fiscal 1996 with the remainder of the fleet available for lease on a per diem basis.

Chassis
Chassis are wheeled rectangular frames used to transport containers over the highway. Marine chassis are generally 20' or 40' in length to accommodate marine containers and domestic chassis are generally 48' or 53' in length and handle domestic containers. XTRA's marine and domestic chassis are used as transport vehicles for marine and domestic containers which are loaded or unloaded at shipyards, rail terminals or consignee locations. The Company's fleet of 24,000 units consists primarily of marine chassis and are leased to steamship lines, railroads and motor carriers. Approximately 61% of the chassis fleet was leased on a term basis at the end of fiscal 1996 with the balance available for lease on a per diem basis.

Domestic Containers
Domestic containers are boxes used to transport freight via rail on railcars or highway on chassis within North America. These containers are a substitute for intermodal and over-the-road trailers, particularly on long-haul, heavy volume routes. XTRA's fleet of approximately 8,000 units consists primarily of 48' long by 102" wide units leased to North American railroads and other domestic freight carriers. Approximately 75% of the Company's domestic container fleet was leased on a term lease basis at the end of fiscal 1996 with the balance available for lease on a per diem basis.

Competition
Leasing transportation equipment is a highly competitive business and is affected by factors related to the freight transportation market. Lease terms and lease rates, as well as availability, condition and size of equipment are all important factors to the lessee. In addition, various types of transportation equipment compete for business. Over-the-road trailers, intermodal trailers, marine and domestic containers, and railroad rolling stock are all potential vehicles for the movement of freight.
  XTRA believes it is the second largest North American lessor of over-the-road trailers with its principal competitor having a slightly larger fleet. Recent estimates place the number of over-the-road trailers available for lease in North America at approximately 260,000.
  At the end of fiscal 1996, the world's marine container leasing fleet is estimated at 5 million TEUs. XTRA believes it is one of the eight largest marine container lessors in the world. The two largest lessors account for approximately 50% of the leasing market.
  The Company believes that the North American intermodal trailer fleet has decreased from approximately 110,000 trailers at the end of 1991 to approximately 95,000 trailers at the end of fiscal 1996. Some industry analysts believe that demand will continue to decrease. The Company monitors the size of the North American fleet relative to current and expected future demand and bases its trailer acquisition and disposition decisions, in part, on these factors. XTRA believes it is the second largest North American lessor of intermodal trailers.
  XTRA believes it is the fifth largest North American chassis lessor with approximately 9% of the leasing fleet. The Company believes it is the third largest lessor of domestic containers with approximately 13% of the fleet.

Locations and Operations
XTRA's North American equipment is leased from equipment pools operated by Company employees at 92 locations. The marine container operations are managed by 14 Company offices and 9 agency locations, which utilize 105 independent depot locations worldwide to store and maintain equipment.

Employees
The Company had approximately 900 employees at September 30, 1996.

Corporate Organization
The Company was organized in 1957. XTRA's management subsidiary X-L-CO, INC. is located at 60 State Street, Boston, Massachusetts 02109 (telephone number (617) 367-5000).
  XTRA Inc., a subsidiary of XTRA Corporation, owns substantially all of the Company's transportation equipment and conducts the Company's leasing business through certain of its subsidiaries pursuant to management service agreements.
  On October 1, 1996, XTRA Missouri, Inc., an intermediate holding company, was merged into the Company. As a result of the merger, XTRA Inc. became a wholly-owned direct subsidiary of the Company. For disclosure on significant subsidiaries, see Note 12 of the Notes to Consolidated Financial Statements.

Item 2. Properties

The Company maintains 92 facilities for the storage and distribution of its over-the-road and intermodal equipment throughout North America, occupying 677 acres, of which 386 are owned. Except for locations in Chicago and the St. Louis area, consisting of 54 and 157 acres, respectively, these facilities are generally 2 to 16 acres. The marine container business is managed through 14 offices worldwide.

Item 3. Legal Proceedings

The Company has reached agreements to resolve its alleged involvement with respect to the environmental problems at the Edgerton Sand and Gravel Landfill site in Edgerton, Wisconsin and an adjacent manufacturing facility owned by its subsidiary prior to 1978. These agreements resolved the amount of the Company's financial obligations with respect to the remediation as well as the provision of an alternative water supply to affected residences in the area of the landfill site. The Company's financial obligations under these agreements were not material to the financial condition of the Company and had previously been fully provided for in the Company's financial statements.
  The Illinois Environmental Protection Agency has notified a subsidiary of the Company of alleged environmental contamination resulting from the zinc smelting operations by a prior owner of property that the subsidiary owns in Fairmont City, Illinois. The Company has had its initial discussions with the successors in interest currently responsible for the liabilities of the prior owner with respect to participation in an investigation and cleanup of the facility under the Illinois voluntary remediation program. Based upon the Company's current understanding of the nature of the contamination, the Company believes that the resolution of this matter will not have a material impact on the Company's results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to stockholders of the Company during the fourth quarter of 1996.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Lewis Rubin (58) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a Company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

Robert B. Blakeley (36) - Vice President and Controller. Mr. Blakeley joined the Company in 1984, was promoted to Assistant Controller in 1987 and was elected to Controller and Chief Accounting Officer in 1991. Mr. Blakeley was elected to his present position in 1996.

Jeffrey R. Blum (44) - Vice President, Administration and Human Resources. Mr. Blum joined the Company and was elected to his current position in 1995. Prior to 1995, Mr. Blum served in similar capacities at First Winthrop Corporation from 1993 to 1995 and Signal Capital Corporation prior to 1993.

Michael K. Fox (50) - Vice President, XTRA Intermodal. Mr. Fox joined the Company in 1981 and was elected to several managerial positions. He was elected Divisional Executive Vice President, XTRA Intermodal in 1993. He was elected to his present position in 1994.

William H. Franz (45) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and was elected to the position of Divisional Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

Frederick M. Gutterson (54) - Vice President, XTRA International. Mr. Gutterson was President and Chief Executive Officer of Matson Leasing Company, Inc. since its inception in 1989. He was elected to his present position in 1995 following the Matson acquisition.

Christopher P. Joyce (35) - Vice President and Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected to Treasurer in 1993. Mr. Joyce was elected to his present position in 1996.

James R. Lajoie (56) - Vice President, General Counsel and Secretary. Mr. Lajoie joined the Company as General Counsel in 1981. He was elected Vice President and General Counsel in 1987 and was elected to his present position in 1990.

Michael J. Soja (47) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978, and elected Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and was elected Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

Charles D. Willmott (44) - Vice President, Marketing and Planning. Mr. Willmott was President of Distribution International Corporation, the holding company for the Strick Companies, prior to joining the Company in 1992. Mr. Willmott was elected to his present position in 1993, following the Strick Lease acquisition.

All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.
          -------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 14, 1996 was 877. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1995 and 1996.

                                                  Dividends
                              High        Low     Declared
                       --------------------------------------
1995:   First Quarter      $51 7/8    $40             $.14
        Second Quarter      52 1/2     44 1/8          .16
        Third Quarter       51 1/8     44 3/8          .16
        Fourth Quarter      49 1/4     42 3/4          .16
1996:   First Quarter       44 3/4     41 5/8          .16
        Second Quarter      46 3/4     39 3/4          .18
        Third Quarter       47 3/8     44 1/4          .18
        Fourth Quarter      45 7/8     40 1/2          .18

  The Company has paid quarterly cash dividends on its Common Stock since January 1977. Future dividends will be determined by the Board of Directors and will be dependent upon the earnings, financial condition and cash requirements of the Company and other relevant factors existing at the time.
  The Company's sources of funds for the payment of dividends on its capital stock are advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries and external financing. The Company's loan agreements contain covenants that restrict the payment of dividends by the Company or repurchases of common stock and certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA Inc. Under the most restrictive provisions of the Company's loan agreements, the repurchase of common stock and/or the amount of cash dividends which could be paid on the Company's capital stock was limited to $94 million at September 30, 1996.

Item 6. Selected Financial Data

This information is set forth in the table appearing on page 1 of the Company's 1996 Annual Report, which table is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Company's 1996 Annual Report beginning at page 21 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

For the Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries, see Index to Financial Statements on page 17 of the Company's
1996 Annual Report, which Financial Statements and Supplementary Data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III.
          -------------------------------------
Item 10. Directors and Executive Officers of the Registrant

(a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the caption "Information with Respect to Director Nominees," which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.
(b) Executive Officers - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

Item 11. Executive Compensation

This information is contained in the 1997 Proxy Statement under the captions "Executive Compensation Tables" and "Compensation of Directors." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information is contained in the 1997 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More Than Five Percent of Voting Securities." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information is contained in the 1997 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions." Such information is incorporated herein by reference.

PART IV.
          -------------------------------------
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Required exhibits are included only in the Form 10-K filed with the Securities and Exchange Commission.
(b) The Company filed a Current Report on Form 8-K, dated November 27, 1996, which disclosed certain financial information for the fiscal fourth quarter ended September 30, 1996.
(c) For Financial Statements and Schedule, see Index to Financial Statements on page 17 of the Company's 1996 Annual Report, which Financial Statements and Schedules are incorporated herein by reference.
          -------------------------------------

                              XTRA CORPORATION                       SCHEDULE I
                            (PARENT COMPANY ONLY)
                               BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                      In Millions except per share amounts

                                                  1995               1996
                                             ----------         ----------
                                    ASSETS

Investment in Subsidiary                      $  355.9           $  344.2

Advances to Subsidiaries                           3.5                0.2
                                             ----------         ----------
                                              $  359.4           $  344.4
                                             ----------         ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Commitments and Contingencies

Stockholders' Equity

   Preferred Stock, without par value;
     total authorized: 3,000,000 shares

   Common Stock, par value $.50 per share;
     authorized 30,000,000 shares; issues
     and outstanding 16,568,801 at September
     30, 1995 and 15,550,499 at September 30,
     1996                                     $    8.3           $    7.8

   Capital in excess of par value                107.6               63.3

   Retained earnings                             243.5              273.3
                                             ----------         ----------

     Total Stockholders' Equity                  359.4              344.4
                                             ----------         ----------

                                              $  359.4           $  344.4
                                             ----------         ----------

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              XTRA CORPORATION                       SCHEDULE I
                            (PARENT COMPANY ONLY)
                              INCOME STATEMENTS
                          FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1996
                                 In Millions

                                         1994          1995          1996
                                    ----------    ----------    ----------

Equity in earnings of subsidiaries      $57.6         $57.3         $41.1
                                    ----------    ----------    ----------

                                        $57.6         $57.3         $41.1
                                    ----------    ----------    ----------

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              XTRA CORPORATION                       SCHEDULE I
                            (PARENT COMPANY ONLY)
                           STATEMENT OF CASH FLOWS
                          FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1996

In Millions

                                                      1994      1995      1996
                                                   --------   -------   -------
Cash flows from operations:
   Income from operations                            $57.6     $57.3     $41.1
   Deduct non-cash income and expense items:
     Equity in earnings of subsidiaries              (57.6)    (57.3)    (41.1)
   Add other cash items:
     Dividends received from subsidiary                9.1      10.5      11.2
     Repurchase of common stock                          -      20.0      45.8
     Net change in receivables, miscellaneous
     assets,
      payables and accrued expenses                    0.5      (2.0)     (0.9)
                                                   --------   -------   -------
Total cash provided from operations                    9.6      28.5      56.1


Cash flows from financing activities
   Net change in advances to subsidiaries             (0.5)      2.0       0.9
   Dividends paid                                     (9.1)    (10.5)    (11.2)
   Repurchase of Common Stock                            -     (20.0)    (45.8)
                                                   --------   -------   -------
Total cash used for financing activities              (9.6)    (28.5)    (56.1)


Net change in cash                                     0.0       0.0       0.0

Cash at beginning of year                              0.0       0.0       0.0
                                                   --------   -------   -------
Cash at end of year                                   $0.0      $0.0      $0.0
                                                   ========   =======   =======

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           XTRA CORPORATION
          NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS


(A)     Summary of Significant Accounting Policies

        Accounting for Investment in Subsidiary

        XTRA Corporation, the Parent company, recorded its investment in its subsidiary, XTRA Missouri, Inc. at cost plus its equity in the undistributed earnings of this subsidiary. All administrative and interest expenses incurred by the Parent Company are allocated to its direct and indirect wholly-owned subsidiaries.

(B)     Capital Stock

        Dividends

        XTRA Corporation declared cash dividends of $.54, $.62 and $.70 per share in the years ended September 30, 1994, 1995 and 1996, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $9.1 million, $10.5 million and $11.2 million during fiscal 1994, 1995 and 1996, respectively.
        The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

        Repurchase of Common Stock

        The Company has authorized the repurchase of up to $200 million of its common stock. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. As of November 14, 1996, the Company had repurchased approximately $79 million of common stock.

(C)     Debt and Transfers to Subsidiaries

        The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 4 of the Parent Company's consolidated 1996 Annual Report.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in XTRA Corporation's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and have issued our report thereon dated November 13, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 13, 1996

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        XTRA Corporation
                        (Registrant)
                        By /s/ Lewis Rubin
                        -----------------------------
                        President and Chief Executive Officer

                        November 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                            Date

/s/ Robert B. Goergen       Chairman of the                  November 14, 1996
                            Board of Directors

/s/ Robert M. Gintel        Vice Chairman of the             November 14, 1996
                            Board of Directors

/s/ Lewis Rubin             President, Chief Executive       November 14, 1996
                            Officer and Director

/s/ Michael J. Soja         Vice President                   November 14, 1996
                            and Chief Financial Officer

/s/ Robert B. Blakeley      Vice President and               November 14, 1996
                            Controller

/s/ Gilbert Butler          Director                         November 14, 1996

/s/ H. William Brown        Director                         November 14, 1996

/s/ J. Russell Duncan       Director                         November 14, 1996

/s/ Herbert C. Knortz       Director                         November 14, 1996

/s/ Francis J. Palamara     Director                         November 14, 1996

/s/ Martin L. Solomon       Director                         November 14, 1996

                                 EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                        (for fiscal year ended 9-30-96)


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

3.2 Amended and Restated By Laws of XTRA Corporation, as amended through January 24, 1996 (filed with the Securities and Exchange Commission as
        Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference).

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

4.1.3 Fourth Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc., XTRA Corporation and Chemical Bank (filed with the Securities and Exchange Commission as Exhibit 4.1.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

4.2 Indenture, dated as of August 15, 1994, between XTRA, Inc., XTRA Corporation and the First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibits 4.1 to
        Registrant's Current Report on Form 8-K dated August 15, 1994, and incorporated herein by reference).

4.2.1 First Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.2 above, between XTRA, Inc., XTRA Corporation and the First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit 4.2.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

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

4.3.2 First Amendment, dated as of June 28, 1996, to the Credit Agreement identified in Exhibit 4.3 above, among Bank of America Illinois and Each of the Other Financial Institutions From Time To Time Parties Thereto, with Bank of America National Trust and Savings Association as Administrative Agent and The First National Bank of Boston as Documentation Agent, filed herewith.

10.1 Agreement and Plan of Reorganization, dated as of July 26, 1992, among Registrant, ST Trailer Corp., Distribution International Corporation ("DI"), Strick Corporation and certain individuals owning approximately 70% of the capital of stock of DI (filed with the Securities and Exchange Commission as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 4, 1992, and incorporated herein by reference).

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

EXECUTIVE COMPENSATION PLANS

10.4 Fleet Finance Services Agreement dated as of July 1, 1995 between XTRA Inc., and XTRA International Ltd. (filed with the Securities and Exchange Commission as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).


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

10.6 1987 Stock Incentive Plan, as amended through November 16, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference).

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

10.11 Form of Indemnification Agreement entered into between the Registrant and certain former Directors and certain former and current officers of the registrant and its subsidairies (filed with the Securities and Exchange Commission on June 11, 1987 as Exhibit 10 to Resgistrant's Registration Statement on Form S-3 (file No. 33-14996), and incorporated herein by reference).

10.12 Agreement, dated as of June 30, 1995, between XTRA Corporation and Frederick M. Gutterson, filed herewith.

10.13 Individual Pension Agreement, dated as of July 1, 1994, between XTRA Corporation and Lewis Rubin (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

10.14 Asset Purchase Agreement, dated as of June 30, 1995, among XTRA, Inc., and Matson Navigation Company, Inc. and Matson Leasing Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

11.1    Statement re computation of per share earnings.

11.2    Statement re Calculation of Weighted Average Shares Outstanding.

12.1    Statement re computation of ratios (XTRA Corporation).

12.2    Statement re computation of ratios (XTRA Inc.).

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