Form 10-K/A
period 1996-09-30
XTRA CORP /DE/
filed 1997-01-31
CIK 217591

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1996

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________
                              --------------------
                                XTRA Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                    1-7654                        06-0954158

        (State or other      (Commission File Number)           (I.R.S. Employer
         jurisdiction of                                       Identification
         incorporation)                                          Number)


                                 60 State Street
                           Boston, Massachusetts 02109

          (Address, of principal executive offices, including zip code)

                                 (617) 367-5000

               (Registrant's Telephone number including area code)
                              --------------------



================================================================================

                               Page 1 of 10 pages.

         Attached hereto is amended Exhibit 10.12 of the Exhibits to XTRA Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Exhibit 10.12 contains certain confidential information omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     XTRA CORPORATION



                                                     By /S/ MICHAEL J. SOJA
                                                        -------------------
                                                         Michael J. Soja
                                                         Chief Financial Officer

Date:  January 29, 1997