Form 10-Q
period 1996-12-31
XTRA CORP /DE/
filed 1997-02-07
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                December 31, 1996
                          ------------------------------------------------------

Commission File Number             1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                               06-0954158
---------------------------------            -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)



                 60 State Street, Boston, Massachusetts  02109
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

                               Yes    X        No
                                   -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at January 31, 1997
---------------------------------           -----------------------------------
  Common Stock, Par Value                                15,251,334
      $.50 Per Share

                          XTRA CORPORATION AND SUBSIDIARIES
                          ---------------------------------


                                     INDEX
                                     -----

                                                                  Page No.
                                                                  --------

Part I.  Financial Information
         ---------------------
           Management Representation........................          3

           Consolidated Balance Sheets
             December 31, 1996 and September 30, 1996.......          4

           Consolidated Income Statements
             For the Three Months Ended
             December 31, 1996 and 1995.....................          5

           Consolidated Statements of Cash Flows
             For the Three Months Ended
             December 31, 1996 and 1995.....................          6

           Consolidated Statements of Stockholders' Equity
             For the Period September 30, 1995
             Through December 31, 1996......................          7

           Notes to Consolidated Financial Statements.......          8 - 9

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations..          10 - 13

Part II.  Other Information
          -----------------
          Item 4.  Submission of Matters to a Vote of
                   Security Holders.........................          14

          Item 5.  Other Matters............................          15 - 17

          Item 6.  Exhibits and Reports on Form 8-K.........          18

          Signatures........................................          19

          Exhibit Index.....................................          20

          Exhibits..........................................          21


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

                      XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                             December 31,
                                                 1996          September 30,
                                              (unaudited)        1996 (1)
                                           --------------    ---------------
Assets
------

Property and equipment, at cost
     Revenue equipment                     $      1,909.4    $       1,911.7
     Land, buildings and other                       65.6               65.1
                                           --------------    ---------------
                                                  1,975.0            1,976.8
Less - Accumulated depreciation                    (595.1)            (569.8)
                                           --------------    ---------------
     Net property and equipment                   1,379.9            1,407.0

Cash                                                  6.3                7.7
Trade receivables, net                               58.5               52.3
Lease contracts receivable                           41.6               41.7
Other assets                                         24.8               28.1
                                           --------------    ---------------
                                           $      1,511.1    $       1,536.8
                                           ==============    ===============

Liabilities and Stockholders' Equity
----------------------------------------

Liabilities

Debt                                       $        875.0    $         892.0
Deferred income taxes                               234.7              226.9
Accounts payable and accrued expenses                63.2               76.4
                                           --------------    ---------------
     Total liabilities                            1,172.9            1,195.3
                                           --------------    ---------------

Commitments and Contingencies

Stockholders' equity

Common Stock, par value $.50 per share;
 authorized:
     30,000,000 shares; issued and
      outstanding;
     15,246,099 shares at December 31,
      1996
     and 15,550,499 at September 30,                  7.6                7.8
      1996
Capital in excess of par value                       50.5               63.3
Retained earnings                                   283.7              273.3
Cumulative translation adjustment                    (3.6)              (2.9)
                                           --------------    ---------------
     Total stockholders' equity                     338.2              341.5
                                           --------------    ---------------
                                           $      1,511.1    $       1,536.8
                                           ==============    ===============

(1) Derived from XTRA Corporation's audited September 30, 1996 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                    XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                     ------------------------------
             (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                             Three Months Ended
                                                December 31,
                                            --------------------
                                               1996       1995
                                             --------   -------
Revenues                                     $  111.4   $ 112.2

Operating expenses
     Depreciation on rental equipment            36.5      36.3
     Rental equipment operating expense          26.4      25.4
     Selling and administrative expense          10.8      10.0
                                             --------   -------
                                                 73.7      71.7
                                             --------   -------

          Operating income                       37.7      40.5

Interest expense                                 15.9      16.7
Foreign exchange loss                               -       0.4
                                             --------   -------

          Income from operations before
            provision for income taxes           21.8      23.4

Provision for income taxes                        8.7       9.5
                                             --------   -------

Net income                                   $   13.1   $  13.9
                                             ========   =======


Earnings per fully diluted common share      $   0.85   $  0.85

Weighted average number of fully diluted
  common shares outstanding (in                  15.3      16.4
   millions)


Cash dividends declared per share            $   0.18   $  0.16


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                Three Months Ended
                                                                    December 31,
                                                            ---------------------------
                                                               1996              1995
                                                            ---------         ---------
Cash flows from operations:
  Net income                                               $     13.1    $        13.9
  Add non-cash income and expense items:
    Depreciation and amortization, net                           36.6             35.3
    Deferred income taxes                                         7.8              9.0
    Bad debt expense                                              1.3              1.1
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                              (19.1)           (13.7)
    Cash receipts from lease contracts receivable                 5.0              4.4
    Recovery of property and equipment net book value             6.1              7.1
                                                           ----------    -------------
     Total cash provided from operations                         50.8             57.1
                                                           ----------    -------------
Cash used for investment activities:
  Additions to property and equipment                           (19.6)           (61.2)
  Acquisition of certain net assets of
   Matson Leasing Co, Inc.                                          -             (4.4)
                                                           ----------    -------------
     Total cash used for investment activities                  (19.6)           (65.6)
                                                           ----------    -------------

Cash flows from financing activities:
  Borrowings of long-term debt                                      -            102.9
  Payments of long-term debt                                    (16.9)           (86.9)
  Repurchase of common stock                                    (13.0)           (10.6)
  Dividends paid                                                 (2.7)            (2.5)
                                                           ----------    -------------
    Total cash provided by/(used for)
     financing activities                                       (32.6)             2.9
                                                           ----------    -------------
Net decrease in cash                                             (1.4)            (5.6)

Cash at beginning of period                                       7.7              6.3
                                                           ----------    -------------
Cash at end of period                                      $      6.3    $         0.7
                                                           ==========    =============

Total interest paid                                        $     27.1    $        18.2

Total net income taxes paid (refunded)                     $     (0.5)   $        (1.5)


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                       Common
                                        Stock   Capital in                 Cumulative
                                        $.50    Excess of    Retained      Translation
                                     Par Value  Par Value    Earnings      Adjustment
                                     ---------  ---------    --------      ----------
Balance at September 30, 1995          $ 8.3    $ 107.6        $243.4        $ (0.5)

Net income                                 -          -          41.1             -
Common Stock cash dividends
   declared at $.70 per share              -          -         (11.2)            -
Options exercised and related tax
 benefits                                  -        0.9             -             -
Common Stock repurchased                (0.5)     (45.2)            -
Translation adjustment                     -          -             -          (2.4)
                                       -----    -------        ------        ------
Balance at September 30, 1996            7.8       63.3         273.3          (2.9)


Net income                                 -          -          13.1             -
Common Stock cash dividends
   declared at $.18 per share              -          -          (2.7)            -
Common Stock repurchased                (0.2)     (12.8)
Translation adjustment                     -          -             -          (0.7)
                                       -----    -------        ------        ------
Balance at December 31, 1996           $ 7.6    $  50.5        $283.7        $ (3.6)
                                       =====    =======        ======        ======




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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was approximately 41%. For the three months ended December 31, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $51 million at December 31, 1996 and $56 million at September 30, 1996.

(4) On October 1, 1996, XTRA Missouri, Inc., an intermediate holding company, was merged into the Company. As a result of the merger, XTRA, Inc. became a wholly-owned direct subsidiary of the Company. XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

Selected Income Statement Data:
-------------------------------
(Millions of dollars)

For the three months ended December 31,      1996      1995
                                           -------   -------
Revenues                                   $ 111.4   $ 112.2
Income before provision for income taxes      21.8      23.4
Net income                                    13.1      13.9


Selected Balance Sheet Data:              December 31,  September 30,
----------------------------                  1996          1996
(Millions of dollars)                     ------------  -------------
Net property and equipment                 $1,379.9       $1,406.8
Receivables, net                              100.1           93.9
Other assets                                   31.1           35.7
                                           --------       --------
   Total assets                            $1,511.1       $1,536.4
                                           ========       ========

Debt                                       $  875.0       $  892.0
Deferred income taxes                         234.7          226.9
Other liabilities                              63.3           76.8
                                           --------       --------
   Total liabilities                        1,173.0        1,195.7
                                           --------       --------
Stockholders' equity                          338.1          340.7
                                           --------       --------
   Total liabilities and stockholders'
    equity                                 $1,511.1       $1,536.4
                                           ========       ========


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

The Three Months Ended December 31, 1996
-----------------------------------------
Versus the Three Months Ended December 31, 1995:
------------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are generated by leasing domestic and international transportation equipment. The Company's over-the-road and intermodal equipment is leased throughout North America and marine containers are moved between countries in international commerce. Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization.

     The following table sets forth the Company's average equipment utilization (dollar weighted by investment in each type of equipment), average fleet size in units (including units leased in under operating leases), and net investment in equipment as of the three months ended December 31:

                                                          1996       1995
                                                        ---------  ---------
           North America:
           --------------
           Utilization                                        88%        85%
           Units                                         130,000    133,000
           Net investment in equipment (in millions)    $    958   $  1,003

           International:
           --------------
           Utilization                                        78%        85%
           Units                                         154,000    132,000
           Net investment in equipment (in millions)    $    419   $    399

           Consolidated:
           -------------
           Utilization                                        85%        85%
           Units                                         284,000    265,000
           Net investment in equipment (in millions)    $  1,377   $  1,402


     Revenues decreased by 1% or $.8 million for the three months ended December 31, 1996 over the same period a year ago. The Company's average equipment utilization and net investment in equipment remained relatively unchanged from the preceding year.

     The Company's North American business revenue declined $.7 million from the same quarter a year ago due mainly to lower gains on sales resulting from a decline in the sale of intermodal trailers. The Company's North American utilization, which began to improve during the second half of fiscal 1996, averaged 88% for the first quarter of fiscal 1997, as compared to 85% in the first quarter of fiscal 1996. Lower industry-wide capital spending and increasing demand, as seen in improving intermodal and railcar loadings and truck tonnage, have positively impacted the supply/demand balance. As the railroads shift toward more container usage, the Company continues to downsize the intermodal trailer fleet. XTRA's intermodal trailer fleet averaged 24,000 units, versus 29,000 units in the comparable prior year period.

     International revenues were unchanged from the same quarter of the prior year. An increase in the number of working units was offset by a lower average
effective lease rate.   International utilization decreased to 78% from 85% in
the comparable quarter. Growth in usage of marine containers on a worldwide basis has declined due to lower growth in freight demand, particularly in the Far East. Additionally, improved worldwide trade balance has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1996, increases in the supply of marine containers resulting from substantial industry-wide purchases reduced demand for leased containers. While industry container purchases are down considerably over the past year,
significant improvement in utilization is not expected in 1997.   The
overcapacity and sluggish demand for marine containers continues to exert pressure on the Company's international lease rates. The Company's average international fleet size increased in fiscal 1997 to 154,000 units from 132,000 units in the comparable prior year period.

     For the three months ended December 31, 1996, the Company's North American utilization improved and international utilization declined from the same period a year ago due to the economic and industry conditions discussed above. These conditions have continued into the early portion of the second quarter of fiscal 1997. Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower utilization and hence lower profitability. For the full 1997 fiscal year, average equipment utilization is expected to be modestly higher than the 1996 average of 81%.

Operating Expenses
------------------

     Total operating expenses increased by 3% or $2.0 million from the same period of fiscal 1996. Rental equipment operating expense increased by 4% or $1.0 million due to higher storage and repositioning costs associated with the marine container business. Selling and administrative expenses increased 8% or $.8 million with no one factor contributing significantly to the increase.

Interest Expense
----------------

       Interest expense decreased by 5% or $.8 million for the three months ended December 31, 1996, due primarily to a decrease in average net debt outstanding, as well as a decrease in the average effective interest rate.

Foreign Exchange Loss
---------------------

     In fiscal 1996, the Company recorded a foreign exchange loss of $.4 million which was attributable to the translation of certain liabilities of the Company's Canadian business. This loss was a result of the decreasing value of the Canadian dollar versus the U.S. dollar during the quarter.

Income Before Provision for Income Taxes
----------------------------------------

     Pretax earnings decreased 7% or $1.6 million for the three months ended December 31, 1996 over the same period a year ago primarily due to lower marine container utilization which resulted in higher storage and repositioning costs.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was approximately 41%. For the three months ended December 31, 1996, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
-------------------------------

     During the three months ended December 31, 1996, the Company generated cash flows from operations of $51 million. During the same period, XTRA invested $20 million in property and equipment, paid dividends of $3 million and repurchased common stock of $13 million. Net debt outstanding (debt less cash) decreased $15 million.

     As of January 23, 1997, committed capital expenditures for fiscal 1997 amounted to approximately $145 million. The Company may increase capital spending in 1997 if conditions warrant. However, given current industry conditions, it is unlikely that spending for new equipment excluding acquisitions will exceed the 1996 capital expenditure level of approximately $210 million.

     On January 23, 1997, XTRA's Board of Directors raised the regular quarterly cash dividend from $.18 to $.20 per share and declared a quarterly cash dividend of $.20 per share, payable on February 28, 1997, to stockholders of record on February 14, 1997.

     From October 1, 1996 to January 23, 1997, the Company had repurchased $13 million of its common stock pursuant to its $200 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $79 million of its common stock.

       As of January 31, 1997, XTRA Inc. had $604 million available for future issuance under its $742 million Shelf Registration. As of January 31, 1997, the Company had $156 million of unused credit available under its $300 million Revolving Credit Agreement.

                         Part  II  - OTHER INFORMATION
                         -----------------------------

Item 4  - Submission of Matter to a Vote of Security Holders
------------------------------------------------------------

     At the 1997 Annual Meeting of Stockholders held on January 23, 1997, at which a quorum was present, the stockholders re-elected seven of the incumbent Directors and approved the following proposal by the number of shares of common stock as noted:


(1)  Nominees for the office of Director:

                            Number of Shares
                          --------------------
                          Voted For   Withheld
                          ----------  --------
   H. William Brown       14,269,706    23,229
   Robert M. Gintel       14,266,069    26,866
   Robert B. Goergen      14,270,006    22,929
   Herbert C. Knortz      14,264,749    28,186
   Francis J. Palamara    14,264,591    28,344
   Lewis Rubin            14,268,894    24,040
   Martin L. Solomon      14,268,631    24,303


                                           Number of Shares Voted
                                       -----------------------------
                                       For       Against     Abstain
                                      -----      -------     -------
(2)  To approve amendments to the   14,073,070   192,359     27,505
     Company's 1991 Stock Option
     Plan for Non-Employee
     Directors: i) to increase
     from 50,000 to 100,000 the
     number of shares reserved for
     issuance under the Plan, ii)
     to increase the number of
     shares covered by options
     awarded annually to directors
     from 500 to 1,000 and iii) to
     provide for initial grants to
     newly elected directors for
     options covering 4,000 shares
     of the Company's Common
     Stock.

Item 5 - Other Matters
----------------------


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization and capital expenditures. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

VARIABLE REVENUES AND FIXED OPERATING EXPENSES:
----------------------------------------------

The Company's revenues, which are based on lease rates, utilization, supply of and demand for equipment, are variable due to their dependence on the level of domestic and international economic activity, as well as changing industry levels of equipment supply. In addition, the Company has a high percentage of fixed operating expenses, including depreciation, a portion of rental equipment operating expense and selling and administrative expenses. As a result, the Company's pretax profits are cyclical. If domestic or global economic activity remains slow or if an oversupply of industry equipment exists, operating margins may be adversely affected. See below for further discussion.

Lease Rates:
-----------

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

CAPITAL NEEDS:
--------------

The acquisition of new equipment, both for growth as well as replacement of older equipment, requires significant capital. In addition, over the past several years, the Company has grown its fleet through acquisitions of other companies such as Strick Lease and Matson Leasing Company, Inc., requiring additional capital. While the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates or terms, the availability of such capital depends heavily upon prevailing market
conditions, the Company's capital structure and its credit ratings.   No
assurances can be given that financing will continue to be available at attractive rates or with covenants that are not more restrictive than the Company's current debt covenants.

INTEREST RATES:
---------------

Over the past several years, interest rates have remained at historically low levels. Because of the Company's heavy dependence upon external financing to fund its capital needs and acquisitions, the level of interest rates directly affects the Company's profitability. The Company attempts to moderate the effect of changing interest rates by maintaining a high percentage of its debt with fixed rates. An increase in interest rates or a downgrade in the Company's debt ratings would adversely impact the cost of new borrowings, thereby adversely effecting its profitability.

FOREIGN EXCHANGE RATES:
-----------------------

A portion of the Company's North American over-the-road and intermodal business is transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

ACQUISITIONS:
------------

Over the past years, the Company has used acquisitions of fleets operated by other companies to help grow its business. In order for the Company to take advantage of favorable acquisition opportunities as they are presented, it may be necessary for the Company to significantly increase its debt leverage ratio which could adversely effect its credit ratings. Also, the ability of the Company to take advantage of acquisition opportunities will depend on the availability of capital. See financial liquidity and capital resources above for discussion.

CONSOLIDATIONS OF THE COMPANY'S CUSTOMER BASE:
----------------------------------------------
Consolidations through mergers or acquisitions of the Company's customer base, including railroad or steamship lines, may result in reduced demand for leased equipment.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
---  --------

Exhibit No.    Description
-----------    -----------

10.1 1991 Stock Option Plan for Non-Employee Directors, as amended through November 14, 1996

11.1 Statement of the calculation of earnings per share for the three months ended December 31, 1996 and 1995

12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1996 and 1995 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1996 and 1995 for XTRA, Inc.

27.0           Financial Data Schedule


(b)            Reports of Form 8-K
---            -------------------

     On January 24, 1997, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                XTRA CORPORATION
                                     -------------------------------------
                                                  (Registrant)



Date:    February 7, 1997                 /s/ Michael J. Soja
       --------------------          -------------------------------------
                                             Michael J. Soja
                                             Vice President and
                                              Chief Financial Officer



Date:    February 7, 1997                  /s/ Robert B. Blakeley
       --------------------          -------------------------------------
                                             Robert B. Blakeley
                                             Vice President and
                                              Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description                                 Page No.
-----------    -----------                                 --------
10.1           1991 Stock Option Plan for Non-Employee
               Directors, as amended through November
               14, 1996                                     21 - 25

11.1           Statement of the calculation of earnings
               per share for the three months ended
               December 31, 1996 and 1995                   26

12.1           Statement of the calculation of earnings
               to fixed charges for the three months
               ended December 31, 1996 and 1995 for
               XTRA Corporation                             27

12.2           Statement of the calculation of earnings
               to fixed charges for the three months
               ended December 31, 1996 and 1995 for
               XTRA, Inc.                                   28

27             Financial Data Schedule                      29