Form 10-Q
period 1997-03-31
XTRA CORP /DE/
filed 1997-05-15
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended        March 31, 1997
                          ------------------------------------------------------
Commission File Number             1-7654
                       ---------------------------------------------------------
                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                              06-0954158
   ------------------------                               ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



                 60 State Street, Boston, Massachusetts  02109
-------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (617) 367-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X               No
                              -------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at April 30, 1997
--------------------------                      -----------------------------
Common Stock,Par Value                                   15,257,134
  $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------


                                     INDEX
                                     -----

                                                                   Page No.
                                                                   --------

Part I.   Financial Information
          ---------------------
          Management Representation................................    3

          Consolidated Balance Sheets
           March 31, 1997 and September 30, 1996...................    4

          Consolidated Income Statements
           For the Three Months and Six Months Ended
           March 31, 1997 and 1996.................................    5

          Consolidated Statements of Cash Flows
           For the Six Months Ended
           March 31, 1997 and 1996.................................    6

          Consolidated Statements of Stockholders' Equity
           For the Period September 30, 1996
           Through March 31, 1997..................................    7

          Notes to Consolidated Financial Statements...............    8 - 9

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........   10 - 15

Part II.  Other Information
          -----------------

          Item 5.   Other Matters..................................   16 - 18

          Item 6.   Exhibits and Reports on Form 8-K...............   19

          Signatures...............................................   20

          Exhibit Index............................................   21

          Exhibits.................................................   22 - 25


                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  -------------------------------------------
                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                         March 31,
                                                          1997          September 30,
                                                       (unaudited)          1996  (1)
                                                       -----------      ------------
Assets
------

Property and equipment, at cost
     Revenue equipment                                  $ 1,948.5       $ 1,911.7
     Land, buildings and other                               66.4            65.1
                                                       -----------      ------------
                                                          2,014.9         1,976.8
Less - Accumulated depreciation                            (615.5)         (569.8)
                                                       -----------      ------------
     Net property and equipment                           1,399.4         1,407.0

Cash                                                          8.6             7.7
Trade receivables, net                                       53.4            52.3
Lease contracts receivable                                   43.7            41.7
Other assets                                                 27.3            28.1
                                                       -----------      ------------
                                                        $ 1,532.4       $ 1,536.8
                                                       ===========      ============
Liabilities and Stockholders' Equity
------------------------------------

Liabilities

Debt                                                    $   873.4       $   892.0
Deferred income taxes                                       240.1           226.9
Accounts payable and accrued expenses                        76.6            76.4
                                                       -----------      ------------
     Total liabilities                                    1,190.1         1,195.3
                                                       -----------      ------------
Commitments and Contingencies

Stockholders' equity

Common Stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     15,256,334 shares at March 31, 1997
     and 15,550,499 at September 30, 1996                     7.6             7.8
Capital in excess of par value                               50.8            63.3
Retained earnings                                           288.1           273.3
Cumulative translation adjustment                            (4.2)           (2.9)
                                                       -----------      ------------
     Total stockholders' equity                             342.3           341.5
                                                       -----------      ------------
                                                        $ 1,532.4       $ 1,536.8
                                                       ===========      ============

(1) Derived from XTRA Corporation's audited September 30, 1996 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
        ---------------------------------------------------------------
                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three Months Ended         Six Months Ended
                                                         March 31,                 March 31,
                                                     ------------------         -----------------
                                                     1997          1996          1997       1996
                                                     -------     ------         ------     ------
Revenues                                             $101.5      $101.1         $212.9     $213.2

Operating expenses
     Depreciation on rental equipment                  36.2        36.4           72.7       72.7
     Rental equipment operating expense                27.4        24.5           53.8       49.9
     Selling and administrative expense                10.2        10.0           21.0       20.0
                                                     -------     ------         ------     ------
                                                       73.8        70.9          147.5      142.6
                                                     -------     ------         ------     ------
          Operating income                             27.7        30.2           65.4       70.6

Interest expense                                       15.3        16.4           31.1       33.0
Foreign exchange loss                                   0.1           -            0.2        0.4
                                                     -------     ------         ------     ------
          Income from operations before
            provision for income taxes                 12.3        13.8           34.1       37.2

Provision for income taxes                              4.8         5.6           13.6       15.1
                                                     -------     ------         ------     ------
Net income                                           $  7.5      $  8.2         $ 20.5     $ 22.1
                                                     =======     ======         ======     ======

Earnings per fully diluted common share              $ 0.49      $ 0.51         $ 1.34     $ 1.36

Weighted average number of fully diluted
  common shares outstanding (in millions)              15.3        16.1           15.3       16.3


Cash dividends declared per share                    $ 0.20      $ 0.18         $ 0.38     $ 0.34




The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       ----------------------------------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        March 31,
                                                                  -------------------
                                                                   1997         1996
                                                                  ------       ------
Cash flows from operations:
  Net income                                                      $ 20.5      $  22.1
  Add non-cash income and expense items:
    Depreciation and amortization, net                              72.6         70.0
    Deferred income taxes                                           13.2         14.5
    Bad debt expense                                                 2.4          1.9
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                  (5.7)        (0.3)
    Cash receipts from lease contracts receivable                    9.9          8.5
    Recovery of property and equipment net book value               13.8         18.0
                                                                  ------      -------
     Total cash provided from operations                           126.7        134.7
                                                                  ------      -------
Cash used for investment activities:
  Additions to property and equipment                              (88.8)      (122.5)
  Acquisition of certain net assets of Matson Leasing Co, Inc.         -         (4.4)
                                                                  ------      -------
     Total cash used for investment activities                     (88.8)      (126.9)
                                                                  ------      -------
Cash flows from financing activities:
  Borrowings of long-term debt                                       9.0        242.6
  Payments of long-term debt                                       (27.6)      (221.1)
  Repurchase of common stock                                       (12.7)       (23.6)
  Dividends paid                                                    (5.7)        (5.4)
                                                                  ------      -------
    Total cash provided by/(used for) financing activities         (37.0)        (7.5)
                                                                  ------      -------
Net increase in cash                                                 0.9          0.3

Cash at beginning of period                                          7.7          6.3
                                                                  ------      -------
Cash at end of period                                             $  8.6      $   6.6
                                                                  ======      =======
Total interest paid                                               $ 35.1      $  24.9

Total net income taxes refunded                                   $  0.2      $    -

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                  Common
                                                   Stock     Capital in                Cumulative
                                                   $ .50     Excess of    Retained    Translation
                                                 Par Value   Par Value    Earnings     Adjustment
                                                 ---------  ----------    --------    -----------
Balance at September 30, 1995                     $ 8.3       $107.6       $243.4         $(0.5)

Net income                                            -            -         41.1             -
Common Stock cash dividends
   declared at $.70 per share                         -            -        (11.2)            -
Options exercised and related tax benefits            -          0.9            -             -
Common Stock repurchased                           (0.5)       (45.2)           -
Translation adjustment                                -            -            -          (2.4)
                                                 ---------  ----------    --------    -----------
Balance at September 30, 1996                       7.8         63.3        273.3          (2.9)

Net income                                            -            -         20.5             -
Common Stock cash dividends
   declared at $.38 per share                         -            -         (5.7)            -
Options exercised and related tax benefits            -          0.3            -             -
Common Stock repurchased                           (0.2)       (12.8)           -             -
Translation adjustment                                -            -            -          (1.3)
                                                 ---------  ----------    --------    -----------
Balance at March 31, 1997                         $ 7.6       $ 50.8       $288.1         $(4.2)
                                                 =========  ==========    ========    ============



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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was approximately 41%. For the six months ended March 31, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $68 million at March 31, 1997 and $56 million at September 30, 1996.

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

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

     Selected Income Statement Data:
     ------------------------------------------
     (Millions of dollars)

     For the six months ended March 31,           1997           1996
                                                 ------         ------
     Revenues                                    $212.9         $213.2

     Income before provision for income taxes      34.1           37.1

     Net income                                    20.5           22.1

     For the three months ended March 31,         1997           1996
                                                 ------         ------
     Revenues                                    $101.5         $101.0

     Income before provision for income taxes      12.3           13.7

     Net income                                     7.5            8.2



Selected Balance Sheet Data:                       March         September
----------------------------                        31,              30,
(Millions of dollars)                              1997             1996
                                                  --------       --------
Net property and equipment                        $1,399.4       $1,406.8
Receivables, net                                      97.1           93.9
Other assets                                          35.9           35.7
                                                  --------       --------
   Total assets                                   $1,532.4       $1,536.4
                                                  ========       ========
Debt                                              $  873.4       $  892.0
Deferred income taxes                                240.1          226.9
Other liabilities                                     76.8           76.8
                                                  --------       --------
   Total liabilities                               1,190.3        1,195.7
                                                  --------       --------
Stockholders' equity                                 342.1          340.7
                                                  --------       --------
   Total liabilities and stockholders' equity     $1,532.4       $1,536.4
                                                  ========       ========

(5) In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which is effective for fiscal years beginning after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share. Primary earnings per share will be replaced with "Basic Earnings Per Share" and fully diluted earnings per share will be replaced with "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted Earnings Per Share reflects the effect of all other outstanding common stock equivalents under the treasury stock method and is computed similarly to fully diluted earnings per share according to APB 15. Had the Company adopted SFAS 128, there would have been no change in earnings per share.

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

The Three Months Ended March 31, 1997
-------------------------------------
Versus the Three Months Ended March 31, 1996:
---------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are generated by leasing domestic and international transportation equipment. The Company's over-the-road and intermodal equipment is used throughout North America and marine containers are moved between countries in international commerce. Revenues are primarily a function of lease rates and working units; the latter depend on fleet size and equipment utilization.

     The following table sets forth the Company's average equipment utilization (dollar weighted by investment in each type of equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended March 31, 1997 and 1996. The Company's fleet size and average net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases.

                                             March 31,        March 31,
                                             ----------      ----------
                                               1997            1996
                                             ----------      ----------

North America:
--------------
Utilization                                         82%            78%
Units                                          129,000        133,000
Net investment in equipment (in millions)     $    969       $  1,006

International:
--------------
Utilization                                         77%            80%
Units                                          156,000        140,000
Net investment in equipment (in millions)     $    419       $    404

Consolidated:
-------------
Utilization                                         81%            79%
Units                                          285,000        273,000
Net investment in equipment (in millions)     $  1,388       $  1,410

     Revenues increased by .4% or $.4 million for the three months ended March 31, 1997 over the same period a year ago. The Company's average equipment utilization improved by 2% in the second quarter of 1997, while average net investment in equipment remained relatively unchanged from the preceding year.

     The Company's North American business revenue increased $.2 million from the same quarter a year ago due to improved utilization partially offset by lower average intermodal trailer lease rates. The Company's North American utilization began to improve during the second half of fiscal 1996, averaging 82% in the second quarter of fiscal 1997 as compared to 78% in the comparable prior year period. Lower industry-wide capital spending and increasing demand, as seen in improving intermodal and railcar loadings and truck tonnage, have positively impacted the supply/demand balance. As the railroads shift toward more domestic container usage, the Company continues to downsize the intermodal trailer fleet. XTRA's intermodal trailer fleet averaged 24,000 units, versus 28,000 units in the comparable prior year period.

     International revenues increased $.2 million from the same quarter of the prior year. An increase in the number of working units was partially offset by
a lower average effective lease rate.   International utilization decreased to
77% from 80% in the comparable quarter. Growth in usage of marine containers on a worldwide basis has declined due to lower growth in freight demand, particularly in the Far East. Additionally, more balanced worldwide trade has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1996, substantial industry-wide purchases increased the supply of marine containers. While industry container purchases are down considerably over the past year, significant improvement in utilization is not
expected in 1997.   The industry over-capacity and sluggish demand for marine
containers continues to exert pressure on the Company's international lease rates. The Company's average international fleet size increased to 156,000 units in the second quarter of fiscal 1997 from 140,000 units in the comparable prior year period.

      For the three months ended March 31, 1997, the Company's North American utilization improved and international utilization declined from the same period a year ago due to the economic and industry conditions discussed above. Utilization remains relatively unchanged from second quarter levels in the early portion of the third quarter of fiscal 1997. Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower utilization and hence lower profitability. For the full 1997 fiscal year, average equipment utilization is expected to be modestly higher than the 1996 average of 81%.

Operating Expenses
------------------

     Total operating expenses increased by 4% or $2.9 million from the same period of fiscal 1996. Rental equipment operating expense increased by 12% or $2.9 million due mainly to higher storage and repositioning costs associated with more idle marine containers. Selling and administrative expenses increased 2% or $.2 million with no one factor contributing significantly to the increase.

Interest Expense
----------------

     Interest expense decreased by 7% or $1.1 million for the three months ended March 31, 1997, due primarily to a decrease in average net debt outstanding.

Income Before Provision for Income Taxes
----------------------------------------

     Pretax earnings decreased 11% or $1.5 million for the three months ended March 31, 1997 over the same period a year ago primarily due to lower marine container utilization and the higher storage and repositioning costs associated with more idle marine containers.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was approximately 41%. For the three months ended March 31, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


The Six Months Ended March 31, 1997
-----------------------------------
Versus the Six Months Ended March 31, 1996:
-------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are generated by leasing domestic and international transportation equipment. The Company's over-the-road and intermodal equipment is used throughout North America and marine containers are moved between countries in international commerce. Revenues are primarily a function of lease rates and working units; the latter depend on fleet size and equipment utilization.

     The following table sets forth the Company's average equipment utilization (dollar weighted by investment in each type of equipment), average fleet size in units, and average net investment in revenue equipment for the six months ended March 31, 1997 and 1996. The Company's fleet size and average net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases.


                                             March 31,         March 31,
                                               1997              1996
                                             ----------        ----------
North America:
--------------
Utilization                                         85%               81%
Units                                          129,000           133,000
Net investment in equipment (in millions)     $    982          $  1,011

International:
--------------
Utilization                                         77%               83%
Units                                          155,000           136,000
Net investment in equipment (in millions)     $    419          $    391

Consolidated:
-------------
Utilization                                         83%               82%
Units                                          284,000           269,000
Net investment in equipment (in millions)     $  1,401          $  1,402


     Revenues decreased by .1% or $.3 million for the six months ended March 31, 1997 over the same period a year ago. The Company's average equipment utilization increased by 1% and average net investment in equipment remained relatively unchanged from the preceding year.

     The Company's North American business revenue declined $.4 million from the same period a year ago despite higher utilization due mainly to lower gains on sales resulting from a decline in the disposal of intermodal trailers, as well as a lower average effective lease rate for intermodal trailers. The Company's North American utilization began to improve during the second half of fiscal 1996, averaging 85% in the first half of fiscal 1997 as compared to 81% in the comparable prior year period. Lower industry-wide capital spending and increasing demand, as seen in improving intermodal and railcar loadings and truck tonnage, have positively impacted the supply/demand balance. As the railroads shift toward more container usage, the Company continues to downsize the intermodal trailer fleet. XTRA's intermodal trailer fleet averaged 24,000 units, versus 28,000 units in the comparable prior year period.

     International revenues increased slightly by $.1 million from the same period of the prior year. An increase in the number of working units was
partially offset by a lower average effective lease rate.   International
utilization decreased to 77% from 83% in the comparable prior year period. Growth in usage of marine containers on a worldwide basis has declined due to lower growth in freight demand, particularly in the Far East. Additionally, improved worldwide trade balance has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1996, increases in the supply of marine containers resulting from substantial industry-wide purchases reduced demand for leased containers. While industry container purchases are down considerably over the past year, significant improvement in
utilization is not expected in 1997.   The overcapacity and sluggish demand for
marine containers
continues to exert pressure on the Company's international lease rates. The Company's average international fleet size increased in the first half of fiscal 1997 to 155,000 units from 136,000 units in the comparable prior year period.

      For the six months ended March 31, 1997, the Company's North American utilization improved and international utilization declined from the same period a year ago due to the economic and industry conditions discussed above. Utilization remains relatively unchanged from second quarter levels in the early portion of the third quarter of fiscal 1997. Historically, the Company's second and third quarters reflect the seasonality of the transportation business and represent a period of lower utilization and hence lower profitability. For the full 1997 fiscal year, average equipment utilization is expected to be modestly higher than the 1996 average of 81%.

Operating Expenses
------------------

     Total operating expenses increased by 3% or $4.9 million from the same period of fiscal 1996. Rental equipment operating expense increased by 8% or $3.9 million due to higher storage and repositioning costs associated with a greater number of idle marine containers. Selling and administrative expenses increased 5% or $1 million with no one factor contributing significantly to the increase.

Interest Expense
----------------

     Interest expense decreased by 6% or $2 million for the six months ended March 31, 1997, due primarily to a decrease in average net debt outstanding, as well as a decrease in the average effective interest rate.

Foreign Exchange Loss
---------------------

     In the first half of fiscal 1997, the Company recorded a foreign exchange loss of $.2 million compared to $.4 million in the first half of fiscal 1996, which was attributable to the translation of certain liabilities of the Company's Canadian business. These losses were a result of the decreasing value of the Canadian dollar versus the U.S. dollar during the period.

Income Before Provision for Income Taxes
----------------------------------------

     Pretax earnings decreased 8% or $3.1 million for the six months ended March 31, 1997 over the same period a year ago primarily due to lower marine container utilization and the higher storage and repositioning costs associated with more idle marine containers.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was approximately 41%. For the six months ended March 31, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of approximately 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 1997, the Company generated cash flows from operations of $126.7 million. During the same period, XTRA invested $88.8 million in property and equipment, paid dividends of $5.7 million and repurchased common stock of $12.7 million. Net debt outstanding (debt less cash) decreased $19.5 million.

     As of May 1, 1997, committed capital expenditures for fiscal 1997 amounted to approximately $240 million, of which $190 million is for over-the-road trailers. The Company accelerated the purchase of approximately 4,000 units from fiscal 1998 to fiscal 1997 due to anticipated strong future market demand. The additional over-the-road trailers will be placed in service during the fourth quarter of fiscal 1997. While this new equipment will have little impact on fiscal 1997 results, it will be in place to take advantage of the strong over-the-road leasing market the Company expects in fiscal 1998.

     On May 1, 1997, XTRA's Board of Directors declared a quarterly cash dividend of $.20 per share, payable on May 29, 1997, to stockholders of record on May 15, 1997.

     From October 1, 1996 to April 30, 1997, the Company had repurchased $13 million of its common stock pursuant to its $200 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $79 million of its common stock.

     As of April 30, 1997, XTRA Inc. had $604 million available for future issuance under its $742 million Shelf Registration. As of April 30, 1997, the Company had $122 million of unused credit available under its $300 million Revolving Credit Agreement.

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

INTEREST RATES:
---------------

Over the past several years, interest rates have remained at historically low levels. Because of the Company's heavy dependence upon external financing to fund its capital needs and acquisitions, the level of interest rates directly affects the Company's profitability. The Company attempts to moderate the effect of changing interest rates by maintaining a high percentage of its debt with fixed rates. An increase in interest rates or a downgrade in the Company's debt ratings would adversely impact the cost of new borrowings, thereby adversely affecting its profitability.

FOREIGN EXCHANGE RATES:
-----------------------

A portion of the Company's North American over-the-road and intermodal business is transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

ACQUISITIONS:
------------

Over the past years, the Company has used acquisitions of fleets operated by other companies to help grow its business. In order for the Company to take advantage of favorable acquisition opportunities as they are presented, it may be necessary for the Company to significantly increase its debt leverage ratio which could adversely affect its credit ratings. Also, the ability of the Company to take advantage of acquisition opportunities will depend on the availability of capital. See financial liquidity and capital resources above for discussion.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
---  --------

Exhibit No.         Description
-----------         -----------

11 Statement of the calculation of earnings per share for the three and six months ended March 31, 1997 and 1996

12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1997 and 1996 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1997 and 1996 for XTRA, Inc.

27                  Financial Data Schedule


(b)                 Reports on Form 8-K
---                 -------------------

  On May 5, 1997, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal second quarter ended March 31, 1997.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             XTRA CORPORATION
                                         -----------------------------
                                             (Registrant)



Date:    May 15, 1997                         /s/ Michael J. Soja
      ---------------------              -------------------------------
                                             Michael J. Soja
                                             Vice President and
                                              Chief Financial Officer



Date:    May 15, 1997                         /s/ Robert B. Blakeley
      ---------------------              -------------------------------
                                             Robert B. Blakeley
                                             Vice President and
                                              Controller

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.    Description                                                                 Page No.
-----------    -----------                                                                 --------
11             Statement of the calculation of earnings per share for the three
               and six months ended March 31, 1997 and 1996                                   22


12.1           Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1997 and 1996 for XTRA
               Corporation                                                                    23



12.2           Statement of the calculation of earnings to fixed charges for the
               six months ended March 31, 1997 and 1996 for XTRA, Inc.                        24


27             Financial Data Schedule                                                        25
