Form 10-Q
period 1997-06-30
XTRA CORP /DE/
filed 1997-08-08
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended             June 30, 1997
                           -------------------------------------------------

Commission File Number                     1-7654
                       -----------------------------------------------------

                               XTRA CORPORATION
 ----------------------------------------------------------------------------
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

                          Yes    X               No ________
                              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                       Outstanding at July 31, 1997
-----------------------                            ----------------------------
Common Stock, Par Value                                          15,263,134
   $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------


                                     INDEX
                                     -----


                                                            Page No.
                                                            --------
Part I.   Financial Information
          ---------------------


          Management Representation.........................    3

          Consolidated Balance Sheets
           June 30, 1997 and September 30, 1996.............    4

          Consolidated Income Statements
           For the Three Months and Nine Months Ended
           June 30, 1997 and 1996...........................    5

          Consolidated Statements of Cash Flows
           For the Nine Months Ended
           June 30, 1997 and 1996..........................     6

          Consolidated Statements of Stockholders' Equity
           For the Period September 30, 1996
           Through June 30, 1997...........................     7

          Notes to Consolidated Financial Statements.......     8 - 9

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations...     10 - 15

Part II.  Other Information

          Item 5.    Other Matters.........................     16 - 18

          Item 6.    Exhibits and Reports on Form 8-K......     19

          Signatures.......................................     20

          Exhibit Index....................................     21


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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            ------------------------------------------------------
                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                          June 30,
                                                            1997       September 30,
                                                         (unaudited)     1996  (1)
                                                         ----------    ------------
Assets
------

Property and equipment, at cost
     Revenue equipment                                   $    2,010       $    1,912
     Land, buildings and other                                   65               65
                                                         ----------       ----------
                                                              2,075            1,977
Less - Accumulated depreciation                                (636)            (570)
                                                         ----------       ----------
     Net property and equipment                               1,439            1,407

Cash                                                              7                8
Trade receivables, net                                           56               52
Lease contracts receivable                                       42               42
Other assets                                                     27               28
                                                         ----------       ----------
                                                         $    1,571       $    1,537
                                                         ==========       ==========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities

Debt                                                     $      913       $      892
Deferred income taxes                                           245              227
Accounts payable and accrued expenses                            65               76
                                                         ----------       ----------
     Total liabilities                                        1,223            1,195

Commitments and Contingencies

Stockholders' equity

Common Stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     15,262,134 shares at June 30, 1997
     and 15,550,499 at September 30, 1996                         8                8
Capital in excess of par value                                   51               63
Retained earnings                                               294              274
Cumulative translation adjustment                                (5)              (3)
                                                         ----------       ----------
     Total stockholders' equity                                 348              342
                                                         ----------       ----------
                                                         $    1,571       $    1,537
                                                         ==========       ==========

(1) Derived from XTRA Corporation's audited September 30, 1996 financial statements.


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                 ---------------------------------------------
                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Three Months Ended            Nine Months Ended
                                                                June 30,                     June 30,
                                                           -------------------          -------------------
                                                             1997        1996            1997        1996
                                                           --------    -------          --------    -------
Revenues                                                   $    105    $   101          $   318    $   315

Operating expenses
     Depreciation on rental equipment                            37         36              110        109
     Rental equipment operating expense                          27         25               80         75
     Selling and administrative expense                          11         10               32         30
                                                           --------    -------          -------    -------
                                                                 75         71              222        214
                                                           --------    -------          -------    -------
          Operating income                                       30         30               96        101

Interest expense                                                 16         17               47         50
                                                           --------    -------          -------    -------

          Income from operations before
            provision for income taxes                          14          13               49         51

Provision for income taxes                                       5           5               20         21
                                                          --------     -------          -------    -------
Net income                                                $      9     $     8          $    29    $    30
                                                          ========     =======          =======    =======

Earnings per fully diluted common share                   $   0.56     $  0.49          $  1.90    $  1.85

Weighted average number of fully diluted
  common shares outstanding (in millions)                     15.3        16.0             15.3       16.2


Cash dividends declared per share                         $   0.20     $  0.18          $  0.58    $  0.52




The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                               -----------------
                                                                                  1997      1996
                                                                               -------    ------
Cash flows from operations:

  Net income                                                                     $  29    $   30
  Add non-cash income and expense items:
    Depreciation and amortization, net                                             110       105
    Deferred income taxes                                                           18        20
    Bad debt expense                                                                 4         2
  Add other cash items:
    Net change in receivables, other assets,
     payables and accrued expenses                                                 (20)       (8)
    Cash receipts from lease contracts receivable                                   15        13
    Recovery of property and equipment net book value                               25        28
                                                                                 -----    ------

     Total cash provided from operations                                           181       190
                                                                                 -----    ------
Cash used for investment activities:
  Additions to property and equipment                                             (182)     (186)
  Acquisition of certain net assets of Matson Leasing Co., Inc.                      -        (4)
                                                                                 -----    ------

     Total cash used for investment activities                                    (182)     (190)
                                                                                 -----    ------
Cash flows from financing activities:
  Borrowings of long-term debt                                                      72       274
  Payments of long-term debt                                                       (51)     (232)
  Repurchase of common stock, net                                                  (12)      (32)
  Dividends paid                                                                    (9)       (8)
                                                                                 -----    ------

    Total cash provided by financing activities                                      -         2
                                                                                 -----    ------
Net increase (decrease) in cash                                                     (1)        2

Cash at beginning of period                                                          8         6
                                                                                 -----    ------
Cash at end of period                                                            $   7    $    8
                                                                                 =====    ======
Total interest paid                                                              $  55    $   47

Total net income taxes paid                                                          -         -

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                   Common
                                                    Stock     Capital in                Cumulative
                                                    $.50      Excess of     Retained    Translation
                                                  Par Value   Par Value     Earnings    Adjustment
                                                  ---------   ----------    --------    -----------
Balance at September 30, 1995                     $       8    $     108   $     244      $     (1)


Net income                                                -            -          41              -
Common Stock cash dividends
   declared at $.70 per share                             -            -         (11)             -
Options exercised and related tax benefits                -            1           -              -
Common Stock repurchased                                  -          (46)          -
Translation adjustment                                    -            -           -             (2)
                                                  ---------    ---------   ---------      ---------
Balance at September 30, 1996                             8           63         274             (3)


Net income                                                -            -          29              -
Common Stock cash dividends
   declared at $.58 per share                             -            -          (9)             -
Options exercised and related tax benefits                -            1           -              -
Common Stock repurchased                                  -          (13)          -              -
Translation adjustment                                    -            -           -             (2)
                                                  ---------    ---------   ---------      ---------
Balance at June 30, 1997                          $       8    $      51   $     294      $      (5)




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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was 41%. For the three and nine months ended June 30, 1997, the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $75 million at June 30, 1997 and $56 million at September 30, 1996.

(4) On October 1, 1996, XTRA Missouri, Inc., an intermediate holding company, was merged into XTRA Corporation. As a result of the merger, XTRA, Inc. became a wholly-owned direct subsidiary of XTRA Corporation. XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

    The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

Selected Income Statement Data:
------------------------------
(Millions of dollars)

For the nine months ended June 30,            1997    1996
                                            ------   ------
Revenues                                      $ 318   $ 315
Income before provision for income taxes         49      51
Net income                                       29      30


For the three months ended June 30,            1997    1996
                                            ------   ------
Revenues                                      $ 105   $ 101
Income before provision for income taxes         14      13
Net income                                        9       8

Selected Balance Sheet Data:                       June 30,     September 30,
----------------------------                         1997          1996
(Millions of dollars)                              --------     -------------

Net property and equipment                           $1,439          $1,407
Receivables, net                                         98              94
Other assets                                             34              36
                                                     ------          ------
   Total assets                                      $1,571          $1,537
                                                     ======          ======
Debt                                                 $  913          $  892
Deferred income taxes                                   245             227
Other liabilities                                        65              77
                                                     ------          ------
   Total liabilities                                 $1,223          $1,196

Stockholders' equity                                    348             341
                                                     ------          ------
   Total liabilities and stockholders' equity        $1,571          $1,537
                                                     ======          ======

(5) In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which is effective for fiscal years beginning after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share. Primary earnings per share will be replaced with "Basic Earnings Per Share" and fully diluted earnings per share will be replaced with "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted Earnings Per Share reflects the effect of all other outstanding common stock equivalents under the treasury stock method. Had the Company adopted SFAS 128, there would have been no change in earnings per share for the three and nine months ended June 30, 1997 and June 30, 1996.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

     The discussion below contains certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Act of 1995" contained in Part II, Item 5.

The Three Months Ended June 30, 1997
------------------------------------
Versus the Three Months Ended June 30, 1996:
--------------------------------------------

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

     The following table sets forth the Company's average equipment utilization (dollar weighted by investment in each type of equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended June 30, 1997 and 1996. The Company's fleet size and average net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases.

                                                        Three Months Ended
                                                              June 30,
                                                    --------------------------
                                                       1997             1996
                                                    ----------      ----------
North America
-------------
Utilization                                                 83%             79%
Units                                                  130,000         133,000
Net investment in equipment (in millions)             $  1,001        $  1,013

International
-------------
Utilization                                                 79%             79%
Units                                                  159,000         145,000
Net investment in equipment (in millions)             $    418        $    412

Consolidated
------------
Utilization                                                 83%             79%
Units                                                  289,000         278,000
Net investment in equipment (in millions)             $  1,419        $  1,425

     Revenues increased by 4% or $4 million for the three months ended June 30, 1997 over the same period a year ago. The Company's average equipment utilization improved by 4% in the third quarter of 1997, and average net investment in equipment was consistent with the level of the same quarter of the prior year. For the full 1997 fiscal year, average equipment utilization is expected to be modestly higher than the 1996 average of 81%.

     The Company's North American revenues increased $4 million from the same quarter a year ago due to more working units partially offset by lower gains on equipment sales. The Company's North American utilization began to improve during the second half of fiscal 1996, averaging 83% in the third quarter of fiscal 1997, as compared to 79% in the comparable prior year period. Lower industry-wide capital spending and increasing demand, as reflected in improving intermodal loadings and truck tonnage, have positively impacted the supply/demand balance during this period. As the railroads shift toward more domestic container usage, the Company continues to downsize the intermodal trailer fleet. XTRA's intermodal trailer fleet averaged 23,000 units, or 13% of net investment in equipment, versus 26,000 units, or 15% of net investment in equipment, in the comparable prior year period.

     International revenues were unchanged from the same quarter of the prior year. An increase in the number of working units and a consistent utilization rate of 79% with a larger fleet size was offset by a lower average effective
lease rate.   Growth in usage of marine containers on a worldwide basis has declined due to lower growth in freight demand, particularly in the Far East. Additionally, more balanced worldwide trade has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1996, substantial industry-wide purchases increased the supply of marine containers. While industry container purchases are down considerably over the past year, significant improvement in utilization is not expected in the near future. The industry over-capacity and sluggish demand for marine containers continues to exert pressure on container lease rates. The Company's average international fleet size increased to 159,000 units in the third quarter of fiscal 1997 from 145,000 units in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses increased by 6% or $4 million for the three months ended June 30, 1997 from the same period of fiscal 1996. Depreciation expense increased by 3% or $1 million due to a larger fleet. Rental equipment operating expense increased by 8% or $2 million due mainly to higher storage and repositioning costs associated with more idle marine containers. Selling and administrative expenses increased 10% or $1 million due primarily to an increase in bad debt expense.

Interest Expense
----------------

     Interest expense decreased by 6% or $1 million for the three months ended June 30, 1997 from the same period of fiscal 1996, due primarily to a decrease in average net debt outstanding.

Income Before Provision for Income Taxes
----------------------------------------

     Pretax earnings increased 8% or $1 million for the three months ended June 30, 1997 over the same period a year ago primarily due to increased North American revenues from higher equipment utilization, partially offset by both lower lease rates and higher storage and repositioning costs associated with more idle marine containers. In addition, interest expense was lower by approximately $1 million.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was 41%. For the three months ended June 30, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


The Nine Months Ended June 30, 1997
-----------------------------------
Versus the Nine Months Ended June 30, 1996:
-------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     The following table sets forth the Company's average equipment utilization (dollar weighted by investment in each type of equipment), average fleet size in units, and average net investment in revenue equipment for the nine months ended June 30, 1997 and 1996. The Company's fleet size and average net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases and equipment leased to third parties under finance leases.


                                                       Nine Months Ended
                                                            June 30,
                                                     -------------------
                                                        1997       1996
                                                     --------   --------
North America:
-------------
Utilization                                              85%          81%
Units                                               130,000      133,000
Net investment in equipment (in millions)          $    986     $  1,010

International:
-------------
Utilization                                              78%          81%
Units                                               156,000      139,000
Net investment in equipment (in millions)          $    418     $    399

Consolidated:
------------
Utilization                                              83%          81%
Units                                               286,000      272,000
Net investment in equipment (in millions)          $  1,404     $  1,409


     Revenues increased by 1% or $3 million for the nine months ended June 30, 1997 over the same period a year ago. The Company's average equipment utilization increased by 2% and average net investment in equipment was unchanged from the preceding year. For the full 1997 fiscal year, average equipment utilization is expected to be modestly higher than the 1996 average of 81%.

     The Company's North American business revenue increased $3 million from the same period a year ago primarily due to more working units offset by lower gains on sale. The Company's North American utilization began to improve during the second half of fiscal 1996, averaging 85% in the first nine months of fiscal 1997 as compared to 81% in the comparable prior year period. Lower industry-wide capital spending and increasing demand, as reflected in improving intermodal and railcar loadings and truck tonnage, have positively impacted the supply/demand balance. As the railroads shift toward more container usage, the Company continues to downsize the intermodal trailer fleet. XTRA's intermodal trailer fleet averaged 23,000 units, versus 27,000 units in the comparable prior year period.

     International revenues were unchanged compared to the same period of the prior year. An increase in the number of working units was offset by a lower average effective lease rate. The Company's average international fleet size increased in the first nine months of fiscal 1997 to 156,000 units from 139,000 units in the comparable prior year period. International utilization decreased to 78% from 81% in the comparable prior year period. Growth in usage of marine containers on a worldwide basis has declined due to lower growth in freight demand, particularly in the Far East. Additionally, improved worldwide trade balance has resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1996, increases in the supply of marine containers resulting from substantial industry-wide purchases reduced demand for leased containers. While industry container purchases are down considerably over the past year, significant improvement in utilization is not expected in the near future. The overcapacity and sluggish demand for marine containers continues to exert pressure on the Company's international lease rates.

Operating Expenses
------------------

     Total operating expenses increased by 4% or $8 million from the same period of fiscal 1996. Depreciation expense increased by 1% or $1 million due to a larger fleet. Rental equipment operating expense increased by 7% or $5 million due mainly to higher storage and repositioning costs associated with more idle marine containers, as well as slightly higher repair and maintenance expenses. Selling and administrative expenses increased 7% or $2 million due primarily to an increase in bad debt expense.

Interest Expense
----------------

     Interest expense decreased by 6% or $3 million for the nine months ended June 30, 1997 from the same period of fiscal 1996, due primarily to a decrease in average net debt outstanding, as well as a decrease in the average effective interest rate.

Income Before Provision for Income Taxes
----------------------------------------

     Despite improved utilization, pretax earnings decreased 4% or $2 million for the nine months ended June 30, 1997 over the same period a year ago primarily due to lower marine container lease rates and the higher storage and repositioning costs associated with more idle marine containers.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1996 was 41%. For the nine months ended June 30, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1996 and its estimated effective income tax rate for fiscal 1997 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended June 30, 1997, the Company generated cash flows from operations of $181 million. During the same period, XTRA invested $182 million in property and equipment, paid dividends of $9 million and repurchased common stock of $12 million net of stock options exercised. Net debt outstanding (debt less cash) increased $22 million.

     As of July 31, 1997, committed capital expenditures for fiscal 1997 amounted to approximately $254 million, of which $193 million is for over-the-road trailers. The Company accelerated the purchase of approximately 4,000 over-the-road trailers from fiscal 1998 to fiscal 1997 due to anticipated strong future market demand. The additional over-the-road trailers will be added to the fleet during the fourth quarter of fiscal 1997. While this new equipment will have little impact on fiscal 1997 results, it will be fully in place to take advantage of the strong over-the-road leasing market the Company expects in fiscal 1998. It is anticipated that capital spending for new equipment will be lower in fiscal year 1998 due to the equipment additions, particularly during the second half of fiscal year 1997.

     On August 5, 1997, XTRA's Board of Directors declared a quarterly cash dividend of $.20 per share, payable on August 29, 1997, to stockholders of record on August 15, 1997.

     From October 1, 1996 to July 31, 1997, the Company had repurchased $13 million of its common stock pursuant to its $200 million common stock repurchase program. Since the implementation of the program in fiscal 1995, the Company has repurchased $79 million of its common stock.

     As of July 31, 1997, XTRA Inc. had $532 million available for future issuance under its $742 million Shelf Registration. As of July 31, 1997, the Company had $172 million of unused credit available under its $300 million Revolving Credit Agreement.

Item 5 - Other Matters
----------------------


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization and capital expenditures. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

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

Supply of Equipment:
--------------------

New equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customer needs. There is often a considerable amount of time between when an order is placed and when the
equipment is delivered.   In addition, it is difficult to accurately predict
demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected either because of its inability to quickly increase fleet size (because of extended back orders) to take advantage of unexpectedly strong demand or to quickly reduce fleet size in order to react to reduced demand.

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

INTEREST RATES:
---------------

Over the past several years, interest rates have remained at relatively low levels. Because of the Company's heavy dependence upon external financing to fund its capital needs and acquisitions, the level of interest rates directly affects the Company's profitability. The Company attempts to moderate the effect of changing interest rates by maintaining a high percentage of its debt with fixed rates. An increase in interest rates or a downgrade in the Company's debt ratings would adversely impact the cost of new borrowings, thereby adversely affecting its profitability.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits
--     --------

Exhibit No.      Description
----------       -----------
4                Second Amendment, dated as of June 19, 1997, to the Credit Agreement
                 (filed with the Securities and Exchange Commission as Exhibit 2.3 to
                 Registrant's Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference), among Bank of America Illinois and each of the other financial institutions from time to time parties thereto, with Bank of America National Trust and Savings Association as
                 Administrative Agent and BankBoston, N.A. as Documentation Agent,
                 filed herewith

11               Statement of the calculation of earnings per share for the three and nine months ended June 30, 1997 and 1996

12.1             Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1997 and 1996 for XTRA Corporation

12.2             Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1997 and 1996 for XTRA, Inc.

27               Financial Data Schedule

(b)              Reports on Form 8-K
--               -------------------

  On August 7, 1997, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal third quarter ended June 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            XTRA CORPORATION
                            ------------------------------------------
                            (Registrant)




Date:      August 8, 1997   /s/ Michael J. Soja
           --------------   ------------------------------------------
                            Michael J. Soja
                            Vice President and Chief Financial Officer



Date:      August 8, 1997   /s/ Robert B. Blakeley
           --------------   ------------------------------------------
                            Robert B. Blakeley
                            Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.       Description                                                            Page No.
-----------       -----------                                                            --------
4                Second Amendment, dated as of June 19, 1997, to the Credit
                 Agreement (filed with the Securities and Exchange Commission as Exhibit 2.3 to Registrant's Current Report on Form 8-K dated
                 July 14, 1995, and incorporated herein by reference), among Bank of America Illinois and each of the other financial institutions from time to time parties thereto, with Bank of America National
                 Trust and Savings Association as Administrative Agent and
                 BankBoston, N.A. as Documentation Agent, filed herewith                      22


11               Statement of the calculation of earnings per share for the three
                 and nine months ended June 30, 1997 and 1996                                 30


12.1             Statement of the calculation of earnings to fixed charges for the
                 nine months ended June 30, 1997 and 1996 for XTRA Corporation                31


12.2             Statement of the calculation of earnings to fixed charges for the
                 nine months ended June 30, 1997 and 1996 for XTRA, Inc.                      32


27               Financial Data Schedule                                                      33