Form 10-K405
period 1997-09-30
XTRA CORP /DE/
filed 1997-12-19
CIK 217591

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K*

 ANNUAL REPORT PURSUANT
 TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934         COMMISSION FILE NUMBER 1-7654
 FOR THE FISCAL YEAR ENDED
 SEPTEMBER 30, 1997

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

 Shares Outstanding of the Registrant's Common Stock at November 12, 1997:
 15,282,700
 Aggregate market value of voting stock held by non-affiliates of the registrant at November 12, 1997: $775,000,000

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

 Yes  X  No
     ---     ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
                -

 Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

FORM 10-K TABLE OF CONTENTS
XTRA Corporation and Subsidiaries

Item                                                                                                Page

                                     Part I

1.  Business                                                                                           3
2.  Properties                                                                                         6
3.  Legal proceedings                                                                                  6
4.  Submission of matters to a vote of security holders                                                6
4A. Executive officers of the registrant                                                               6

                                    Part II

5.  Market for the registrant's common equity and related shareholder matters                          8
6.  Selected financial data                                                                            8
7.  Management's discussion and analysis of financial condition and results of operations              8
8.  Financial statements and supplementary data                                                        8
9.  Changes in and disagreements with accountants on accounting and financial disclosure               8

                                    Part III

10.  Directors and executive officers of the registrant                                                9
11.  Executive compensation                                                                            9
12.  Security ownership of certain beneficial owners and management                                    9
13.  Certain relationships and related transactions                                                    9

                                    Part IV

14.    Exhibits, financial statement schedule, and reports on Form 8-K                                10
       Signatures                                                                                     16

PART I.


Item 1. Business

 XTRA Corporation (the "Company" or "XTRA") leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, marine containers, intermodal trailers, chassis, and domestic containers. XTRA leases over-the-road and intermodal equipment throughout North America, predominantly within the United States, to contract and common carriers, railroads, and private fleet owners. In addition, the Company leases marine containers worldwide to steamship lines. Customers lease equipment primarily to cover cyclical, seasonal, and geographical shortages and as a substitute for purchasing. The choice of equipment used is influenced by lease rates, terms, availability, condition, and size of equipment, as well as other factors.

 XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of its competitors and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, industry downturns tend to lengthen the collection period of certain receivables.

 Lease Types and Rates
 The Company leases its equipment on both a per diem and term basis. Per diem leases are for an initial period of less than one year and allow the customer to return the equipment without notice, although some per diem leases limit the amount and locations of equipment termination. Term leases provide for an initial period of one year or greater, generally one to five years. Lease rates depend upon the type of lease, length of term, maintenance provided, and the type and age of the equipment. Customers are generally responsible for damage to the equipment and for ordinary maintenance, although full-service leases are offered on some equipment types.

 Equipment Fleet
 The Company's equipment fleet has increased through purchases of new equipment and through fleet acquisitions of other leasing companies. The new equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customers' needs. The Company's fleet size and net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

 The Company's fleet consisted of the following units and net investment at the end of its last five fiscal years:

                                                     Units in thousands
Equipment Fleet/(1)/                         1997    1996    1995   1994   1993
-------------------------------------------------------------------------------
Over-the-road trailers                         78      75      76     69     65
Marine containers                             162     152     126      -      -
Intermodal trailers                            23      24      29     34     33
Chassis                                        23      24      21     16     15
Domestic containers                            10       8       8      8      8
                                              ---------------------------------
    Total                                     296     283     260    127    121
                                              ---------------------------------

                                                     Millions of dollars
Equipment Fleet/(1)/                         1997    1996    1995   1994   1993
-------------------------------------------------------------------------------
Over-the-road trailers                     $  718  $  632  $  628  $ 508  $ 446
Marine containers                             414     419     373      -      -
Intermodal trailers                           168     197     237    235    201
Chassis                                       112     119     107     70     63
Domestic containers                            41      36      42     47     53
                                           ------------------------------------
    Net investment                         $1,453  $1,403  $1,387  $ 860  $ 763
                                           ------------------------------------

/(1)/ For purposes of this presentation, the net investment in equipment leased to the Company on an operating basis represents the present value of the remaining lease payments. The net investment in revenue equipment leased to customers under finance leases as well as equipment owned by the Company or leased to the Company under capital leases represents the net carrying value of this equipment. The significant increase in fleet units and net investment in equipment in 1995 was primarily due to the Company's acquisition of Matson Leasing Company, Inc. See Note 2 of the Notes to Consolidated Financial Statements for information relating to acquisitions.

 For information regarding business information by geographic area, see Note 8 of the Notes to Consolidated Financial Statements. For additional information, including financing and capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

 Over-the-Road Trailers
 XTRA's over-the-road fleet of 78,000 units, mostly dry cargo vans, consists primarily of units 48' and 53' long by 102" wide. This equipment is leased to common carriers and private fleet owners. Approximately 40% of the trailer fleet was leased on a term basis at the end of fiscal 1997, with the balance available for lease on a per diem basis.

 Marine Containers
 The Company's marine containers are standard, dry cargo 20' and 40' steel containers leased primarily to steamship lines for transporting freight on ships worldwide. XTRA's fleet consists of 162,000 units or 226,000 twenty-foot equivalent units (TEUs), an industry measure of fleet size. Approximately 34% of XTRA's marine container fleet was leased on a term basis at the end of fiscal 1997, with the remainder of the fleet available for lease on a per diem basis. Most per diem leases limit the amount and locations of equipment termination.

 Intermodal Trailers
 Intermodal trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported by water carriers on ships and barges. The Company's intermodal trailer fleet of 23,000 units consists primarily of units 45' and 48' long by 102" wide. The Company's intermodal trailers are leased primarily to North American railroads and water carriers. Approximately 28% of the intermodal trailer fleet was leased on a term basis at the end of fiscal 1997 with the remainder of the fleet available for lease on a per diem basis.

 Chassis
 Chassis are wheeled rectangular frames used to transport containers over the highway. Marine chassis are generally 20' or 40' in length to accommodate marine containers. Domestic chassis are generally 48' or 53' in length and handle domestic containers. XTRA's marine and domestic chassis are used as transport vehicles for marine and domestic containers which are loaded or unloaded at shipyards, rail terminals, or consignee locations. The Company's fleet of 23,000 units consists primarily of marine chassis and is leased to steamship lines, railroads, and motor carriers. Approximately 62% of the chassis fleet was leased on a term basis at the end of fiscal 1997 with the balance available for lease on a per diem basis.

 Domestic Containers
 Domestic containers are boxes used to transport freight via rail on railcars or highway on chassis within North America. These containers are a substitute for intermodal and over-the-road trailers, particularly on long-haul, heavy volume routes. XTRA's fleet of approximately 10,000 units consists primarily of 48' long by 102" wide units leased to North American railroads and other domestic freight carriers. Approximately 69% of the Company's domestic container fleet was leased on a term lease basis at the end of fiscal 1997, with the balance available for lease on a per diem basis.

 Competition
 Leasing transportation equipment is a highly competitive business and is affected by factors related to the freight transportation market. Lease terms and lease rates, as well as availability, condition, and size of equipment are all important factors to the lessee. In addition, various types of transportation equipment compete for freight movement. Over-the-road trailers, intermodal trailers, marine and domestic containers, and railroad rolling stock are all potential vehicles for the movement of freight.

 XTRA is one of the two largest North American lessors of over-the-road trailers with in excess of 25% of the leasing fleet. Its principal competitor has a similarly sized fleet. Recent estimates place the number of over-the-road trailers available for lease in North America at approximately 265,000.

 At the end of fiscal 1997, the world's marine container leasing fleet is estimated at approximately 5 million TEUs. XTRA believes it is one of the ten largest marine container lessors in the world. The two largest lessors account for approximately half of the leasing market.

 The Company believes that the North American intermodal trailer fleet has decreased slightly over the last five years to approximately 94,000 trailers at the end of fiscal 1997. Some industry analysts believe that demand will continue to decrease over the long-term. The Company monitors the size of the North American fleet relative to current and expected future demand and bases its trailer acquisition and disposition decisions, in part, on these factors. XTRA believes it is the second largest North American lessor of intermodal trailers, with approximately 25% of the leasing fleet.

 XTRA believes it is the fifth largest North American chassis lessor with approximately 8% of the leasing fleet. The Company believes it is the third largest lessor of domestic containers with approximately 16% of the leasing fleet.

 Locations and Operations
 XTRA's North American equipment is leased from equipment pools operated by Company employees at 95 locations. The marine container operations are managed by 14 Company offices and 7 agency locations, which utilize 137 independent depot locations worldwide to store and maintain equipment.

 Employees
 The Company had 876 employees at September 30, 1997.

 Corporate Organization
 The Company was organized in 1957. XTRA's corporate management offices are located at 60 State Street, Boston, Massachusetts 02109-1826 (telephone number
 (617) 367-5000).

 XTRA, Inc., a wholly-owned direct subsidiary of XTRA Corporation, owns substantially all of the Company's transportation equipment and conducts the Company's leasing business through certain of its subsidiaries pursuant to management service agreements.

Item 2. Properties

 The Company maintains 95 facilities for the storage and distribution of its over-the-road and intermodal equipment throughout North America, occupying 701 acres, of which 390 are owned. These facilities generally occupy 2 to 16 acres. The marine container business is managed through 14 offices worldwide.

Item 3. Legal Proceedings

 The Illinois Environmental Protection Agency has notified the Company of alleged environmental contamination of XTRA's Fairmont City, Illinois property which resulted from the prior owner's zinc smelting operations. The Company has had initial discussions with the successors in interest currently responsible for the liabilities of the prior owner about participation in an investigation and cleanup of the facility under the Illinois voluntary remediation program. Based upon the Company's current understanding of the nature of the contamination, the Company believes that the resolution of this matter will not have a material impact on the Company's results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

 No matter was submitted to stockholders of the Company during the fourth quarter of 1997.

Item 4A. Executive Officers of the Registrant

 The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

 Lewis Rubin (59) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

 Robert B. Blakeley (37) - Vice President and Controller. Mr. Blakeley joined the Company in 1984, was promoted to Assistant Controller in 1987 and was elected Controller and Chief Accounting Officer in 1991. Mr. Blakeley was elected to his present position in 1996.

 Jeffrey R. Blum (45) - Vice President, Administration and Human Resources. Mr. Blum joined the Company in 1995 as Vice President of Human Resources and was elected to his current position in 1996. Prior to 1995, Mr. Blum served in similar capacities at First Winthrop Corporation from 1993 to 1995 and Signal Capital Corporation prior to 1993.

 Michael K. Fox (51) - Vice President, XTRA Intermodal. Mr. Fox joined the Company in 1981 and has held several managerial positions. He was elected Divisional Executive Vice President, XTRA Intermodal in 1993. He was elected to his present position in 1994.

 William H. Franz (46) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and was elected to the position of Divisional Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

 Frederick M. Gutterson (55) - Vice President, XTRA International. Mr. Gutterson had been President and Chief Executive Officer of Matson Leasing Company, Inc. since its inception in 1989. He was elected to his present position in 1995 following the Matson acquisition.

 Christopher P. Joyce (36) - Vice President and Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected Treasurer in 1993. Mr. Joyce was elected to his present position in 1996.

 James R. Lajoie (57) - Vice President, General Counsel and Secretary. Mr. Lajoie joined the Company as General Counsel in 1981. He was elected Vice President and General Counsel in 1987 and was elected to his present position in 1990.

 Michael J. Soja (48) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978 and Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

 All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

 The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 12, 1997 was 786. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1996 and 1997.

                                                                Dividends
                                          High           Low     Declared
-------------------------------------------------------------------------
 1996:  First Quarter                   $44 3/4       $ 41 5/8       $.16
        Second Quarter                   46 3/4         39 3/4        .18
        Third Quarter                    47 3/8         44 1/4        .18
        Fourth Quarter                   45 7/8         40 1/2        .18
 1997:  First Quarter                    47 1/8         40 1/8        .18
        Second Quarter                   43 3/4         40 1/2        .20
        Third Quarter                    49             41 1/4        .20
        Fourth Quarter                   57 1/4         42            .20

 The Company has paid quarterly cash dividends on its Common Stock since January, 1977. Future dividends will be determined by the Board of Directors and will be dependent upon the earnings, financial condition, and cash requirements of the Company and other relevant factors existing at the time.

 The Company's sources of funds for the payment of dividends on its capital stock are advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries, and external financing. The Company's loan agreements contain covenants that restrict the payment of dividends or repurchases of common stock by the Company and certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA, Inc. Under the most restrictive provisions of the Company's loan agreements, the repurchase of common stock and/or the amount of cash dividends which could be paid on the Company's capital stock was limited to $110 million at September 30, 1997.

Item 6. Selected Financial Data

 This information is set forth in the table appearing on page 1 of the Company's 1997 Annual Report, which table is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The information required by this item appears in the Company's 1997 Annual Report beginning at page 22 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

 For the Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries, see Index to Financial Statements on page 18 of the Company's 1997 Annual Report, which Financial Statements and Supplementary Data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III.


Item 10. Directors and Executive Officers of the Registrant

 (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the caption "Information with Respect to Director Nominees," which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

 (b) Executive Officers - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

Item 11. Executive Compensation

 This information is contained in the 1998 Proxy Statement under the captions "Executive Compensation Tables" and "Compensation of Directors." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 This information is contained in the 1998 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More Than Five Percent of Voting Securities." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

 This information is contained in the 1998 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions." Such information is incorporated herein by reference.

PART IV.


Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

 (a) Required exhibits are included only in the Form 10-K filed with the Securities and Exchange Commission.

 (b) The Company filed a Current Report on Form 8-K, dated November 19, 1997, which disclosed certain financial information for the fiscal fourth quarter ended September 30, 1997.

 (c) For Financial Statements and Schedule, see Index to Financial Statements on page 18 of the Company's 1997 Annual Report, which Financial Statements and Schedule are incorporated herein by reference.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                                BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                (Millions of dollars, except per share amounts)

                                                       1997   1996
                                                       -----  -----
Assets
------
Investment in subsidiary                               $ 359  $ 344
Advances to subsidiaries                                  11     -
                                                       -----  -----
                                                       $ 370  $ 344
                                                       =====  =====

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

Accrued expenses                                       $   6  $  -
                                                       -----  -----
     Total liabilities                                     6     -

Commitments and Contingencies

Stockholders' equity

Preferred Stock, without par value;
     total authorized:  3,000,000 shares

Common Stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     15,276,600 shares at September 30, 1997
     and 15,550,499 at September 30, 1996                  8      8
Capital in excess of par value                            52     63
Retained earnings                                        304    273
                                                       -----  -----
     Total stockholders' equity                          364    344
                                                       -----  -----
                                                       $ 370  $ 344
                                                       =====  =====


The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1997
                (Millions of dollars except per share amounts)

                                       1997   1996   1995
                                      ------ ------ ------
Equity in earnings of subsidiaries    $   43 $   41 $   57
                                      ------ ------ ------
                                      $   43 $   41 $   57
                                      ====== ====== ======


The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                      SCHEDULE 1
                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1997
                             (Millions of dollars)


                                                    1997    1996    1995
                                                   ------  ------  ------
Cash flows from operations:
  Income from operations                           $  43   $  41   $  57
  Deduct non-cash income and expense items:
    Equity in earnings of subsidiaries               (43)    (41)    (57)
  Add other cash items:
    Dividends received from subsidiary                25      57      31
    Net change in receivables, other assets,
    payables and accrued expenses                     (1)     (1)     (2)
                                                   ------  ------  ------
Total cash provided from operations                   24      56      29

Cash flows from financing activities:
  Proceeds from exercise of stock options              1       1       2
  Repurchase of common stock, net                    (13)    (46)    (20)
  Dividends paid                                     (12)    (11)    (11)
                                                   ------  ------  ------
    Total cash provided by financing activities      (24)    (56)    (29)

Net increase (decrease) in cash                        0       0       0
Cash at beginning of period                            0       0       0
                                                   ------  ------  ------
Cash at end of period                              $   0   $   0   $   0
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

                               XTRA CORPORATION
               NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS


(A)  Summary of Significant Accounting Policies
     ------------------------------------------

     Accounting for Investment in Subsidiary

     XTRA Corporation, the Parent Company, recorded its investment in its subsidiary, XTRA, Inc., at cost plus its equity in the undistributed earnings of this subsidiary. All administrative and interest expenses incurred by the Parent Company are allocated to its direct and indirect wholly-owned subsidiaries.

(B)  Capital Stock
     -------------

     Dividends

     XTRA Corporation declared cash dividends of $.78, $.70 and $.62 per share in the years ended September 30, 1997, 1996, and 1995, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $12 million, $11 million, and $11 million during fiscal 1997, 1996, and 1995, respectively. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Repurchase of Common Stock

     The Company's Board of Directors has authorized the repurchase of up to $200 million of its common stock. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. As of November 12, 1997, the Company had repurchased approximately $79 million of common stock.

(C)  Debt and Transfers to Subsidiaries
     ----------------------------------

     The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 4 of the Parent Company's consolidated 1997 Annual Report.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in XTRA Corporation's Annual Report to stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, and have issued our report thereon dated November 12, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 12, 1997

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


                           November 13, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                      Title                          Date
/s/ Robert B. Goergen           Chairman of the                November 13, 1997
                                Board of Directors

/s/ Robert M. Gintel            Vice Chairman of the           November 13, 1997
                                Board of Directors

/s/ Lewis Rubin                 President, Chief Executive     November 13, 1997
                                Officer and Director

/s/ Michael J. Soja             Vice President                 November 13, 1997
                                and Chief Financial Officer

/s/ Robert B. Blakeley          Vice President and Controller  November 13, 1997

/s/ Michael D. Bills            Director                       November 13, 1997

/s/ H. William Brown            Director                       November 13, 1997

/s/ Herbert C. Knortz           Director                       November 13, 1997

/s/ Francis J. Palamara         Director                       November 13, 1997

/s/ Martin L. Solomon           Director                       November 13, 1997


                                 EXHIBIT INDEX

                           XTRA Corporation Form 10-K
                        (for fiscal year ended 9-30-97)


Exhibit Item

3.1 Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1989, and incorporated herein by reference).

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

3.2 Amended and Restated By Laws of the Registrant, as amended through January 24, 1996 (filed with the Securities and Exchange Commission as
       Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference).

4.1 Indenture, dated as of February 1, 1989, between XTRA, Inc., the Registrant and Chemical Bank, and First Supplemental Indenture, dated as of February 1, 1989, between XTRA, Inc., XTRA Corporation and Chemical Bank (filed with the Securities and Exchange Commission as Exhibits 4.1 and 4.2, respectively, to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988, and incorporated herein by reference).

4.1.1 Second Supplemental Indenture, dated as of December 10, 1991, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc., the Registrant and Chemical Bank (filed with the Securities and Exchange Commission as Exhibit 4.4.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference).

4.1.2 Third Supplemental Indenture, dated as of November 1, 1992, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc., the Registrant and Chemical Bank (filed with the Securities and Exchange Commission as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992, and incorporated herein by reference).

4.1.3 Fourth Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.1 above, between XTRA, Inc., the Registrant and Chemical Bank (filed with the Securities and Exchange Commission as Exhibit 4.1.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

4.2 Indenture, dated as of August 15, 1994, between XTRA, Inc., the Registrant and the First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibits 4.1 to Registrant's Current Report on Form 8-K dated August 15, 1994, and incorporated herein by reference).

4.2.1 First Supplemental Indenture, dated as of September 30, 1994, to the Indenture identified in Exhibit 4.2 above, between XTRA, Inc., the Registrant and the First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit 4.2.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

4.2.2 Second Supplemental Indenture, dated as of May 16, 1997, to the Indenture identified in Exhibit 4.2 above, between XTRA, Inc., the Registrant and State Street Bank and Trust Company, filed herewith.

4.2.3 Form of fixed-rate Series C Medium-Term Note (filed with the Securities and Exchange Commission as Exhibit 4.9 to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (file No. 33-65293), and incorporated herein by reference).

4.2.4 Form of floating-rate Series C Medium-Term Note (filed with the Securities and Exchange Commission as Exhibit 4.10 to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (file No. 33-65293), and incorporated herein by reference).

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

4.3.1 Guaranty, dated June 30, 1995 by the Registrant (filed with the Securities and Exchange Commission as Exhibit 2.3 to Registrant's Current Report on Form 8-K dated July 14, 1995, and incorporated herein by reference).

4.3.2 First Amendment, dated as of June 28, 1996, to the Credit Agreement identified in Exhibit 4.3 above, among Bank of America Illinois and Each of the Other Financial Institutions From Time To Time Parties Thereto, with Bank of America National Trust and Savings Association as Administrative Agent and The First National Bank of Boston as Documentation Agent (filed with the Securities and Exchange Commission as
       Exhibit 4.3.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

4.3.3 Second Amendment, dated as of June 19, 1997, to the Credit Agreement identified in Exhibit 4.3 above, among Bank of America Illinois and Each of the Other Financial Institutions From Time to Time Parties Thereto, with Bank of America National Trust and Savings Association as Administrative Agent and BankBoston, N.A. as Documentation Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

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

10.4 Fleet Finance Services Agreement dated as of July 1, 1995 between XTRA, Inc., and XTRA International Ltd. (filed with the Securities and Exchange Commission as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, and incorporated herein by reference).

EXECUTIVE COMPENSATION PLANS

10.5 1991 Stock Option Plan for Non-Employee Directors, as amended through November 14, 1996 (filed with the Securities and Exchange Commission as
       Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference).

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

10.10 Form of Indemnification Agreement entered into between the Registrant and certain former Directors and certain former and current officers of the Registrant and its subsidiaries (filed with the Securities and Exchange Commission on June 11, 1987 as Exhibit 10 to Registrant's Registration Statement on Form S-3 (file No. 33-14996), and incorporated herein by reference).

10.11 Agreement, dated as of June 30, 1995, between the Registrant and Frederick M.Gutterson (filed with the Securities and Exchange Commission as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

10.12 Individual Pension Agreement, dated as of July 1, 1994, between the Registrant and Lewis Rubin (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

10.13  Economic Profit Incentive Plan, filed herewith.

10.14 Severance Agreement, dated as of December 8, 1997, between the Registrant and Lewis Rubin, filed herewith.

10.15 Severance Agreement, dated as of December 8, 1997, between the Registrant and William H. Franz, filed herewith.

10.16 Severance Agreement, dated as of December 8, 1997, between the Registrant and Michael J. Soja, filed herewith.

10.17 Severance Agreement, dated as of December 8, 1997, between the Registrant and Michael K. Fox, filed herewith.

10.18 Agreement, dated as of December 1994, between Matson Leasing Company, Inc. and Frederick M. Gutterson, assumed by XTRA, Inc. as of June 30, 1995, filed herewith.

10.19 Form of Severance Agreement entered into between the Registrant and certain officers of the Registrant, filed herewith.

11.1   Statement re:  computation of per share earnings.

11.2   Statement re:  Calculation of Weighted Average Shares Outstanding.

12.1   Statement re:  computation of ratios (XTRA Corporation).

12.2   Statement re: computation of ratios (XTRA, Inc.).

13.1   Five Year Selected Financial Data.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended September 30, 1997 (not covered by the Report of Independent Public Accountants).

13.3   XTRA Corporation and Subsidiaries Consolidated Financial Statements.

21     Subsidiaries of Registrant.

23     Consent of Independent Public Accountants.

27     Financial Data Schedule.