Form 10-Q
period 1997-12-31
XTRA CORP /DE/
filed 1998-02-06
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended     December 31, 1997
                           -----------------------------------------------------

Commission File Number              1-7654
                      ----------------------------------------------------------


                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                          06-0954158
----------------------------------                    --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                 60 State Street, Boston, Massachusetts  02109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                           Yes  [X]         No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at January 31, 1998
--------------------------------               ---------------------------------
Common Stock, Par Value                                    15,296,484
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
Part I.  Financial Information
         ---------------------

          Management Representation...................................  3

          Consolidated Balance Sheets
           December 31, 1997 and September 30, 1996...................  4

          Consolidated Income Statements
           For the Three Months Ended
           December 31, 1997 and 1996.................................  5

          Consolidated Statements of Cash Flows
           For the Three Months Ended
           December 31, 1997 and 1996.................................  6

          Consolidated Statements of Stockholders' Equity
           For the Period September 30, 1996
           Through December 31, 1997..................................  7

          Notes to Consolidated Financial Statements..................  8 - 9

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............  10 - 13

Part II.  Other Information
          -----------------

          Item 4. Submission of Matter to a Vote of Security Holders..  14

          Item 5. Other Matters.......................................  15 - 17

          Item 6. Exhibits and Reports on Form 8-K....................  18

          Signatures..................................................  19

          Exhibit Index...............................................  20

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Millions of dollars, except per share amounts)


                                                December 31,
                                                   1997         September 30,
                                                (unaudited)       1997/(1)/
                                                -----------     ------------
Assets
------
Revenue equipment and other                     $     2,107     $      2,112
Accumulated depreciation                               (685)            (658)
                                                -----------     ------------
  Net property and equipment                          1,422            1,454
Lease contracts receivable                               44               43
Trade receivables, net                                   68               65
Cash                                                      4                4
Other assets                                             16               19
                                                -----------     ------------
                                                $     1,554     $      1,585
                                                ===========     ============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                            $       853     $        892
Deferred income taxes                                   261              252
Accounts payable and accrued expenses                    68               81
                                                -----------     ------------
  Total liabilities                                   1,182            1,225
                                                -----------     ------------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share;
 authorized; 30,000,000 shares; issued
 outstanding; 15,285,200 shares at
 December 31, 1997 and 15,276,600 at
 September 30, 1997                                       8                8
Capital in excess of par value                           52               52
Retained earnings                                       319              304
Cumulative translation adjustment                        (7)              (4)
                                                -----------     ------------
  Total stockholders' equity                            372              360
                                                -----------     ------------
                                                $     1,554     $      1,585
                                                ===========     ============

/(1)/ Derived from XTRA Corporation's audited September 30, 1997 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                        ------------------------------
                (Millions of dollars, except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                        December 31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
Revenues                                             $    121  $    111

Operating expenses
  Depreciation on rental equipment                         38        36
  Rental equipment operating expenses                      27        26
  Selling and administrative expense                       11        11
                                                     --------  --------
                                                           76        73
                                                     --------  --------

    Operating income                                       45        38

Interest expense                                           15        16
                                                     --------  --------

    Income from operations before
     provision for income taxes                            30        22

Provision for income taxes                                 12         9
                                                     --------  --------
Net income                                           $     18  $     13
                                                     ========  ========

Basic earnings per common share                      $   1.18  $   0.85
Basic common shares outstanding (in millions)            15.3      15.3

Diluted earnings per common share                    $   1.17  $   0.85
Diluted common shares outstanding (in millions)          15.4      15.3

Cash dividends declared per share                    $   0.20  $   0.18


 The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                        1997      1996
                                                      --------  --------
Cash flows from operations:
 Net income                                           $     18  $     13
 Add non-cash income and expense items:
  Depreciation and amortization, net                        38        37
  Deferred income taxes                                     10         8
  Bad debt expense                                           1         1
 Add other cash items:
  Net change in receivables, other assets,
  payable and accrued expenses                             (18)      (19)
  Cash receipts from lease contracts receivable              6         5
  Recovery of property and equipment net book value          6         6
                                                      --------  --------
   Total cash provided from operations                      61        51
                                                      --------  --------


Cash used for investment activities:
 Additions to property and equipment                       (19)      (20)
                                                      --------  --------
   Total cash used for investing activities                (19)      (20)
                                                      --------  --------


Cash flows from financing activities:
 Borrowings of long-term debt                                -         -
 Payments of long-term debt                                (39)      (17)
 Repurchase of common stock, net                             -       (13)
 Dividends paid                                             (3)       (3)
                                                      --------  --------
   Total cash provided by financing activities             (42)      (33)
                                                      --------  --------


Net increase (decrease) in cash                              -        (2)
Cash at beginning of period                                  4         8
                                                      --------  --------
Cash at end of period                                 $      4  $      6
                                                      ========  ========

Total interest paid                                   $     25  $     27
Total net income taxes paid (refunded)                $      1  $     (1)

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

                                            Common
                                             Stock         Capital in                  Cumulative
                                             $0.50         Excess of      Retained     Translation
                                           Par Value       Par Value      Earnings     Adjustment
                                           ---------       ----------     --------     -----------
Balance at September 30, 1996               $      8        $      64      $   273      $       (3)

Net income                                         -                -           43               -
Common stock cash dividends
 declared at $.78 per share                        -                -          (12)              -
Options exercised and related tax benefits         -                1            -               -
Common stock repurchased                           -              (13)           -               -
Translation adjustment                             -                -            -              (1)
                                           ---------       ----------     --------     -----------
Balance at September 30, 1997                      8               52          304              (4)

Net income                                         -                -           18               -
Common stock cash dividends
 declared at $.20 per share                        -                -           (3)              -
Translation adjustment                             -                -            -              (3)
                                           ---------       ----------     --------     -----------
Balance at December 31, 1997               $       8       $       52     $    319     $        (7)
                                           =========       ==========     ========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the three months ended December 31, 1997, the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $53 million at December 31, 1997 and $57 million at September 30, 1997.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

     Selected Income Statement Data:
     -------------------------------
     (Millions of dollars)

     For the three months ended December 31,               1997       1996
                                                         --------   --------

     Revenues                                              $121       $111
     Income before provision for income taxes                30         22
     Net Income                                              18         13

     Selected Balance Sheet Data:
     ----------------------------                   December 31,   September 30,
     (Millions of dollars)                              1997           1997
                                                    ------------   -------------

     Net property and equipment                        $1,422          $1,454
     Receivables, net                                     112             108
     Other assets                                          19              23
                                                       ------          ------
       Total assets                                    $1,553          $1,585
                                                       ======          ======

     Debt                                              $  853          $  892
     Deferred income taxes                                261             252
     Other liabilities                                     71              86
                                                       ------          ------
       Total liabilities                                1,185           1,230
                                                       ------          ------

     Stockholders' equity                                 368             355
                                                       ------          ------
       Total liabilities and stockholders' equity      $1,553          $1,585
                                                       ======          ======

(5) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share. Under SFAS 128, "Basic Earnings Per Share" excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. "Diluted Earnings Per Share" reflects the effect of all other dilutive outstanding common stock equivalents and is computed similarly to primary diluted earnings per share according to APB 15. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:

                                          For the period ended December 31, 1997
                                          --------------------------------------
                                             Income         Shares
                                          (in millions) (in thousands) Per-share
                                           (Numerator)   (Denominator)  Amount
                                          ------------- -------------- ---------
     Basic EPS
     ---------
     Income available to common
     stockholders                              $18          15,283      $ 1.18

     Effect of dilutive securities
     -----------------------------
     Stock options                              --              84       (0.01)
                                               ---          ------      ------

     Diluted EPS
     -----------
     Income available to common
     stockholders, including assumed
     conversions                               $18          15,367      $ 1.17
                                               ===          ======      ======

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

     The discussion below contains certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization, and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Act of 1995" contained in Part II, Item 5.

The Three Months Ended December 31, 1997
----------------------------------------
Versus the Three Months Ended December 31, 1996:
------------------------------------------------

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

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended December 31, 1997 and 1996. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
North America:
--------------
Utilization                                                    91%           88%
Units                                                      132,000       130,000
Net investment in equipment (in millions)                  $ 1,024       $   971

International:
--------------
Utilization                                                    84%           78%
Units                                                      163,000       154,000
Net investment in equipment (in millions)                  $   413       $   419

Consolidated:
-------------
Utilization                                                    90%           85%
Units                                                      295,000       284,000
Net investment in equipment (in millions)                  $ 1,437       $ 1,390

     Revenues increased by 9% or $10 million for the three months ended December 31, 1997 over the same period a year ago. The Company's average equipment utilization improved from 85% in the first quarter of fiscal year 1997 to 90% in the first quarter of fiscal 1998. Average net investment in equipment increased by $47 million from the same quarter of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in intermodal trailers. For the full fiscal year 1998, average equipment utilization is expected to be higher than the 1997 average of 84%.

     The Company's North American revenues increased $9 million from the same quarter a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in lease rates. The Company's North American utilization averaged 91% in the first quarter of fiscal 1998, as compared to 88% in the comparable prior year period. Increasing demand for equipment was reflected in improved intermodal trailer and container loadings and increased truck tonnage, both of which are indicators of domestic freight levels in the U.S.

     The Company's North American over-the-road trailer fleet averaged 76,000 units, or 49% of average net investment in equipment in the first quarter of fiscal year 1998, compared to 75,000 units, or 45% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 23,000 units, or 12% of average net investment in equipment in the first quarter of 1998, versus 24,000 units, or 14% of average net investment in equipment, in the comparable prior year period.

     International revenues increased $1 million from the same quarter of the prior year. An increase in revenues attributable to more working units was partially offset by lower average effective lease rates. Equipment utilization improved to 84% from 78% in the comparable prior year period. In 1996, substantial industry-wide purchases increased the supply of marine containers. Beginning in fiscal year 1997 and continuing into fiscal 1998, industry container purchases were down considerably. However, over-capacity of leased containers and the low purchase price of new containers continue to exert pressure on container lease rates. In 1997, more balanced worldwide trade resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1998, trade flows of container freight into and out of the United States appear to be returning to the historical norm of strong excesses of imports, which should benefit the marine container leasing industry. The Company's average international fleet size increased to 163,000 units in the first quarter of fiscal 1998 from 154,000 units in the comparable prior year period.


Operating Expenses
------------------

     Total operating expenses increased by 4% or $3 million for the three months ended December 31, 1997 from the same period of fiscal 1997. Depreciation expense increased by 6% or $2 million due to a larger fleet investment. Rental equipment operating expense increased by 4% or $1 million with no one factor contributing significantly to the increase. Selling and administrative expenses remained unchanged from the comparable prior year period.

Interest Expense
----------------

     Interest expense decreased by 6% or $1 million for the three months ended December 31, 1997 from the same period of fiscal 1997, due primarily to a decline in the average effective interest rate.


Income Before Provision for Income Taxes
----------------------------------------

     Pretax earnings increased 36% or $8 million for the three months ended December 31, 1997 over the same period a year ago primarily due to an increase in working units on higher overall utilization.


Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the three months ended December 31, 1997, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.


Liquidity and Capital Resources
-------------------------------

     During the three months ended December 31, 1997, the Company generated cash flows from operations of $61 million. During the same period, XTRA invested $19 million in property and equipment and paid dividends of $3 million. Net debt outstanding (debt less cash) decreased $39 million.

     As of January 31, 1998, committed capital expenditures for fiscal 1998 amounted to approximately $102 million. XTRA is currently in the process of committing to additional capital spending for over-the-road trailers but at this time, the Company does not expect capital expenditures to exceed $200 million in 1998.

     On January 29, 1998, XTRA's Board of Directors declared a quarterly cash dividend of $.22 per share, payable on February 27, 1998, to stockholders of record on February 13, 1998.

     As of January 31, 1998, XTRA Inc. had $532 million available for future issuance under its $604 million Shelf Registration. As of January 31, 1998, the Company had $187 million of unused credit available under its $300 million Revolving Credit Agreement.


Year 2000
---------

     The Company does not expect to incur significant costs during the next two to three years to address the impact of the "Year 2000 problem" on its information systems. The "Year 2000 problem," which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems and is in the process of developing a specific workplan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company expects that the costs it will incur to ensure its systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or consolidated financial position.

                         Part  II  - OTHER INFORMATION
                         -----------------------------

Item 4  - Submission of Matter to a Vote of Security Holders
------------------------------------------------------------

     At the 1998 Annual Meeting of Stockholders held on January 29, 1998, at which a quorum was present, the stockholders re-elected eight of the incumbent Directors and approved the following proposals by the number of shares of common stock as noted:


(1)  Nominees for the office of Director:

                                                   Number of Shares
                                               -------------------------
                                                Voted For     Withheld
                                               -----------   -----------
Michael D. Bills                                13,343,771        46,324
H. William Brown                                13,345,704        44,391
Robert M. Gintel                                13,351,225        38,869
Robert B. Goergen                               13,350,904        39,191
Herbert C. Knortz                               13,320,163        69,932
Francis J. Palamara                             13,322,531        67,564
Lewis Rubin                                     13,350,796        39,299
Martin L. Solomon                               13,350,434        39,660



                                                        Number of Shares Voted
                                                ---------------------------------------
                                                     For        Against       Abstain
                                                -----------   -----------    ----------
(2)  To approve the adoption of XTRA             10,998,060     2,340,092        51,942
     Corporation's 1997 Stock Incentive Plan.

Item 5 - Other Matters
----------------------


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization, and capital expenditures. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those contained in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below. An additional risk factor is the Company's ability to address the "Year 2000 problem" in a timely and efficient manner.


VARIABLE REVENUES AND FIXED OPERATING EXPENSES
----------------------------------------------

The Company's revenues, which are based on lease rates, utilization, and supply of and demand for equipment, are variable due to their dependence on the level of domestic and international economic activity, as well as changing industry levels of equipment supply. In addition, the Company has a high percentage of fixed operating expenses, which include depreciation, a portion of rental equipment operating expenses, and selling and administrative expenses. As a result, the Company's pretax profits are cyclical. If domestic or global economic activity remains slow or if an oversupply of industry equipment exists, operating margins may be adversely affected. See below for further discussion.

Lease Rates
-----------

Lease rates depend on the type of lease, length of term, maintenance provided, and the type and age of the equipment. Future lease rates may increase or decrease depending on competition, economic conditions, and other factors.

Utilization
------------

Utilization is the ratio of revenue earning units to the total fleet. Utilization is directly impacted by the level of economic activity in North America, world trade activity, the supply of and demand for available equipment, the actions of competitors, and other factors in the freight transportation industry.

Supply of Equipment
-------------------

New equipment, supplied by a number of manufacturers, is built to the Company's specifications and reflects industry standards and customer needs. There is often a considerable amount of time between when an order is placed and when the equipment is delivered. In addition, it is difficult to accurately predict demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected either because of its inability to quickly increase fleet size because of extended back orders, to take advantage of unexpectedly strong demand, or to quickly reduce fleet size to react to reduced demand.

Demand
------
Demand for equipment is affected by economic factors, equipment supply, and shifting traffic trends in the industry. A softening domestic or international economy may result in lower levels of freight shipments. Shifting traffic trends in the industry, such as truckers competing more aggressively, may divert some intermodal freight to over-the-road. Other items affecting demand which may impact leasing needs can include severe adverse weather conditions such as floods or snow storms or strikes by transportation unions.

Operating Expenses
------------------

The Company's operating expenses consist of a high percentage of fixed costs and thus profitability can change as revenues fluctuate due to increases and decreases in utilization and/or lease rates. The fixed costs include depreciation, a portion of rental equipment operating expenses, and selling and administrative expenses. As a result, income from operations can be cyclical. If revenues decline in any period, operating margins may change from those reported in prior periods due to the fixed nature of a significant portion of the Company's expenses.

CAPITAL NEEDS
-------------

The acquisition of new equipment, both for growth as well as replacement of older equipment, requires significant capital. In addition, in the past, the Company has grown its fleet through acquisitions of other companies, requiring additional capital. While the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates or terms, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure, and its credit ratings. No assurances can be given that financing will continue to be available at attractive rates or with covenants that are not more restrictive than the Company's current debt covenants.

INTEREST RATES
--------------

Over the past several years, interest rates have remained at relatively low levels. Due to the Company's heavy dependence upon external financing to fund its capital needs and acquisitions, the level of interest rates directly affects the Company's profitability. The Company attempts to moderate the effect of changing interest rates by maintaining a high percentage of its debt with fixed rates. An increase in interest rates or a downgrade in the Company's debt ratings would adversely impact the cost of new borrowings, thereby adversely affecting its profitability.

FOREIGN EXCHANGE RATES
----------------------

A portion of the Company's business is transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.


ACQUISITIONS
------------

Over the past years, the Company has used acquisitions of fleets operated by other companies to help grow its business. In order for the Company to take advantage of favorable acquisition opportunities as they occur, it may be necessary for the Company to significantly increase its debt leverage ratio which could adversely affect its credit ratings. Also, the ability of the Company to take advantage of acquisition opportunities will depend on the availability of capital. See liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations above for discussion.

CONSOLIDATIONS OF THE COMPANY'S CUSTOMER BASE
---------------------------------------------

Consolidations through mergers or acquisitions of the Company's customer base, including railroad or steamship lines, may result in reduced demand for leased equipment.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  Exhibits
---  --------


 Exhibit No.    Description
 -----------    -----------
 10             XTRA Corporation 1997 Stock Incentive Plan

 11             Statement of the calculation of earnings per share for the three months ended
                December 31, 1997 and 1996

 12.1           Statement of the calculation of earnings to fixed charges for the three months ended
                December 31, 1997 and 1996 for XTRA Corporation

 12.2           Statement of the calculation of earnings to fixed charges for the three months ended
                December 31, 1997 and 1996 for XTRA, Inc.

 27             Financial Data Schedule

 (b)            Reports on Form 8-K
 ---            -------------------

     On February 3, 1998, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               XTRA CORPORATION
                               ----------------------------------------------
                               (Registrant)




Date:    February 6, 1998      /s/ Michael J. Soja
         ----------------      ----------------------------------------------
                               Michael J. Soja
                               Vice President and Chief Financial Officer



Date:    February 6, 1998      /s/ Robert B. Blakeley
         -----------------     ----------------------------------------------
                               Robert B. Blakeley
                               Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description                                               Page No.
-----------    -----------                                               --------

10             XTRA Corporation 1997 Stock Incentive Plan                    21

11             Statement of the calculation of earnings per
                share for the three months ended December 31,
                1997 and 1996                                                30

12.1           Statement of the calculation of earnings to
                fixed charges for the three months ended December 31,
                1997 and 1996 for XTRA Corporation                           31

12.2           Statement of the calculation of earnings to fixed
                charges for the three months ended December 31, 1997
                and 1996 for XTRA, Inc.                                      32

27             Financial Data Schedule                                       33