Form 10-Q
period 1998-03-31
XTRA CORP /DE/
filed 1998-05-08
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended                     March 31, 1998
                           ----------------------------------------------------

Commission File Number                            1-7654
                      ---------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                          06-0954158
----------------------------------                       --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



                 60 State Street, Boston, Massachusetts  02109
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


                               Yes    X         No
                                  --------        --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                   Outstanding at April 30, 1998
-----------------------                        ---------------------------------
Common Stock, Par Value                                   15,312,353
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------


                                     INDEX
                                     -----


                                                         Page No.
                                                         --------

Part I.  Financial Information
         ---------------------

         Management Representation..........................  3

         Consolidated Balance Sheets
          March 31, 1998 and September 30, 1997.............  4

         Consolidated Income Statements
          For the Three Months and Six Months Ended
          March 31, 1998 and 1997...........................  5

         Consolidated Statements of Cash Flows
          For the Six Months Ended
          March 31, 1998 and 1997...........................  6

         Consolidated Statements of Stockholders' Equity
          For the Period September 30, 1996
          Through March 31, 1998............................  7

         Notes to Consolidated Financial Statements.........  8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....  11

Part II. Other Information
         -----------------

          Item 5.    Other Matters..........................  17

          Item 6.    Exhibits and Reports on Form 8-K.......  20

          Signatures........................................  21

          Exhibit Index.....................................  22

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   ------------------------------------------
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                  March 31,
                                                    1998          September 30,
                                                 (Unadited)          1997(1)
                                                 ----------     ---------------
Assets
------
Property and equipment                           $    2,114     $         2,112
Accumulated depreciation                               (709)               (658)
                                                 ----------     ---------------
  Net property and equipment                          1,405               1,454
Lease contracts receivable                               44                  43
Trade receivables, net                                   60                  65
Other assets                                             19                  19
Cash                                                      7                   4
                                                 ----------     ---------------
                                                 $    1,535     $         1,585
                                                 ==========     ===============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                             $      805     $           892
Deferred income taxes                                   269                 252
Accounts payable and accrued expenses                    79                  81
                                                 ----------     ---------------
  Total liabilities                                   1,153               1,225
                                                 ----------     ---------------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized:
   30,000,000 shares; issued and outstanding;
   15,312,353 shares at March 31, 1998
   and 15,276,600 at September 30, 1997                   8                   8
Capital in excess of par value                           53                  52
Retained earnings                                       327                 304
Cumulative translation adjustment                        (6)                 (4)
                                                 ----------     ---------------
   Total stockholders' equity                           382                 360
                                                 ----------     ---------------
                                                 $    1,535     $         1,585
                                                 ==========     ===============

(1)Derived from XTRA Corporation's audited September 30, 1997 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                        ------------------------------
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      Three Months Ended    Six Months Ended
                                          March 31,             March 31,
                                     --------------------  ------------------
                                        1998      1997      1998       1997
                                     ---------   --------  --------  --------
Revenues                              $  109     $  102     $  230    $  213

Operating expenses
  Depreciation on rental equipment        38         36         76        72
  Rental equipment operating expenses     28         28         54        54
  Selling and administrative expense      11         10         22        21
                                     ---------   --------  --------  -------
                                          77         74        152       147
                                     ---------   --------  --------  -------

       Operating income                   32         28         78        66

Interest expense                          14         15         30        31
                                     ---------   --------  --------  -------

       Pretax income                      18         13         48        35

Provision for income taxes                 7          5         19        14
                                     ---------   --------  --------  -------
Net income                            $   11      $   8     $   29     $  21
                                     =========   ========  =========  =======

Basic earnings per common share       $   0.71    $ 0.49    $ 1.89     $1.34
Basic common shares outstanding
(in millions)                             15.3      15.3      15.3      15.3

Diluted earnings per common share     $   0.71    $ 0.49    $ 1.88     $1.34
Dilued common shares outstanding
(in millions)                             15.4      15.3      15.4      15.3

Cash dividends declared per share     $   0.22      0.20      0.42      0.38


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                Six Months Ended
                                                                    March 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Cash flows from operations:
  Net income                                                   $  29      $  21
  Add non-cash income and expense items:
  Depreciation and amortization, net                              75         73
  Deferred income taxes                                           17         13
  Bad debt expense                                                 2          2
Add other cash items:
  Net change in receivables, other assets,
  payable and accrued expenses                                     -         (5)
  Cash receipts from lease contracts receivable                   13         10
  Recovery of property and equipment net book value               12         14
                                                              --------   -------
   Total cash provided from operations                           148        128
                                                              --------   -------

Cash used for investment activities:
  Additions to property and equipment                            (53)      (89)
                                                              --------   -------
    Total cash used for investing activities                     (53)      (89)
                                                              --------   -------

Cash flows from financing activities:
  Borrowings of long term debt                                     -         9
  Payments of long-term debt                                     (87)      (28)
  Options exercised and related tax benefits                       1         -
  Repurchase of common stock, net                                  -       (13)
  Dividends paid                                                  (6)       (6)
                                                              --------   -------
    Total cash used for financing activities                     (92)      (38)
                                                              --------   -------

Net increase in cash                                               3         1
Cash at beginning of period                                        4         8
                                                              --------   -------
Cash at end of period                                          $   7      $  9
                                                              ========   =======

Total interest paid                                            $  30      $ 35
Total income taxes paid                                        $   3      $  -

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                       Common
                                                        Stock        Capital in                          Cumulative
                                                        $0.50        Excess of        Retained           Translation
                                                      Par Value      Par Value        Earnings           Adjustment
                                                    ------------   -------------    ------------         -----------
Balance at September 30, 1996                         $      8      $       64       $      273           $       (3)

Net income                                                   -               -               43                    -
Common stock cash dividends
 declared at $.78 per share                                  -               -              (12)                   -
Options exercised and related tax benefits                   -               1                -                    -
Common stock repurchased                                     -             (13)               -                    -
Translation adjustment                                       -               -                -                   (1)
                                                    ------------   ------------     ------------         -----------
Balance at September 30, 1997                                8              52              304                   (4)

Net income                                                   -               -               29                    -
Common stock cash dividends
 declared at $.42 per share                                  -               -               (6)                   -
Options exercised and related tax benefits                   -               1                -                    -
Translation adjustment                                       -               -                -                   (2)
                                                    ------------   ------------     ------------         ------------
Balance at March 31, 1998                            $       8      $       53       $      327            $      (6)
                                                    ============   ============     ============         ============

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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the six months ended March 31, 1998, the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $47 million at March 31, 1998 and $57 million at September 30, 1997.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

     Selected Income Statement Data:
     -------------------------------
     (Millions of dollars)

     For the three months ended March 31,                     1998       1997
                                                             ------     ------
     Revenues                                                 $ 109      $ 102
     Income before provision for income taxes                    18         13
     Net income                                                  11          8
     For the six months ended March 31,                       1998       1997
                                                             ------     ------
     Revenues                                                 $ 230      $ 213
     Incomes before provision for income taxes                   48         35
     Net income                                                  29         21

     Selected Balance Sheet Data:
     ----------------------------                    March 31     September 30,
     (Millions of dollars)                             1998           1997
                                                    -----------   -------------
     Net property and equipment                      $    1,405    $      1,454
     Receivables, net                                       104             108
     Other assets                                            26              23
                                                    -----------   -------------
      Total assets                                   $    1,535    $      1,585
                                                    ===========   =============

     Debt                                            $      805    $        892
     Deferred income taxes                                  269             252
     Other liabilities                                       84              86
                                                    -----------   -------------
       Total liabilities                                  1,158           1,230
                                                    -----------   -------------

     Stockholders' equity                                   377             355
                                                    -----------   -------------
       Total liabilities and stockholders' equity    $    1,535    $      1,585
                                                    ===========   =============

(5) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share. Under SFAS 128, "Basic Earnings Per Share" excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. "Diluted Earnings Per Share" reflects the effect of all other dilutive outstanding common stock equivalents and is computed similarly to primary earnings per share according to APB 15.

     The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:

                                            Three Months Ended  Six Months Ended
                                                  March 31,         March 31,
                                            ------------------  ----------------
                                              1998     1997       1998     1997
                                            -------   --------  -------   ------
Net income (in millions)(numerator)          $   11    $    8    $  29     $  21
                                            =======   ========  =======   ======

Computation of Basic Shares Outstanding (in
-------------------------------------------
thousands, except per share amounts)
------------------------------------

Weighted average number of basic common
 shares outstanding (denominator)            15,299    15,250   15,291   15,275
                                            =======   =======  =======  =======

Basic earnings per common share             $  0.71   $  0.49  $  1.89  $  1.34
                                            =======   =======  =======  =======

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average common shares outstanding   15,299    15,250   15,291  15,275

Common stock equivalents for diluted common
  shares outstanding:                            98        12       74      14
                                            -------   -------  ------- -------
Weighted average number of diluted common
 shares outstanding (denominator)            15,397    15,262   15,365  15,289
                                            =======   =======  ======= =======

Diluted earnings per common share           $  0.71   $  0.49  $  1.88 $  1.34
                                            -------   -------  ------- -------

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



The Three Months Ended March 31, 1998
--------------------------------------
Versus the Three Months Ended March 31, 1997:
---------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are generated by leasing, primarily on an operating basis, domestic and international transportation equipment. The Company's over-the-road and intermodal equipment is used throughout North America and marine containers are moved between countries in international commerce. Revenues are primarily a function of lease rates and working units; the latter depend on fleet size and equipment utilization.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended March 31, 1998 and 1997. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
North America:
--------------
Utilization                                                     85%         83%
Units                                                      131,000     129,000
Net investment in equipment (in millions)                $   1,004   $     969

International:
--------------
Utilization                                                     82%         77%
Units                                                      165,000     156,000
Net investment in equipment (in millions)                $     409   $     419

Consolidated:
-------------
Utilization                                                     84%         81%
Units                                                      296,000     285,000
Net investment in equipment (in millions)                $   1,413   $   1,388


    Revenues increased by 7% or $7 million for the three months ended March 31, 1998 over the same period a year ago. The Company's average equipment utilization improved from 81% in the second quarter of fiscal year 1997 to 84% in the second quarter of fiscal 1998. Average net investment in equipment increased by $25 million from the same quarter of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the intermodal and marine container fleets. For the full fiscal year 1998, average equipment utilization is expected to be higher than the 1997 average of 84%.

     The Company's North American revenues increased $6 million from the same quarter a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in over-the-road lease rates. The Company's North American utilization averaged 85% in the second quarter of fiscal 1998, as compared to 83% in the comparable prior year period. Increasing demand for equipment was reflected in improved intermodal loadings and increased truck tonnage, both of which are indicators of domestic freight levels in the U.S.

     The Company's North American over-the-road trailer fleet averaged 75,000 units, or 49% of average net investment in equipment in the second quarter of fiscal year 1998, compared to 74,000 units, or 45% of average net investment in equipment, in the comparable prior year period. The Company continues to review its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. Given the overall demand for intermodal trailers and the expected continued trend toward containers from trailers, XTRA believes its fleet is appropriately sized. XTRA's intermodal trailer fleet averaged 23,000 units, or 11% of average net investment in equipment in the second quarter of 1998, versus 24,000 units, or 13% of average net investment in equipment, in the comparable prior year period.

     International revenues increased $1 million from the same quarter of the prior year. An increase in revenues attributable to more working units was partially offset by lower average effective lease rates. Equipment utilization improved to 82% from 77% in the comparable prior year period. Over-capacity of leased containers and the low purchase price of new containers continue to exert pressure on container lease rates. In 1997, more balanced worldwide trade resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1998, trade flows of container freight into and out of the United States appear to be returning to the historical norm of strong excesses of imports, which should benefit the marine container leasing industry. The Company's average international fleet size increased to 165,000 units in the second quarter of fiscal 1998 from 156,000 units in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses increased by 4% or $3 million for the three months ended March 31, 1998 from the same period of fiscal 1997. Depreciation expense increased by 6% or $2 million due to a larger average fleet investment. Rental equipment operating expense remained unchanged from the comparable prior year period. Selling and administrative expenses increased by 10% or $1 million from the comparable prior year period, with no one factor contributing significantly to the increase.

Interest Expense
----------------

     For the three months ended March 31, 1998, interest expense decreased by 7% or $1 million from the same period of fiscal 1997, due primarily to a decrease in average debt.

Pretax Income
-------------

     Pretax earnings increased 38% or $5 million for the three months ended March 31, 1998 over the same period a year ago primarily due to higher equipment utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the three months ended March 31, 1998, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

The Six Months Ended March 31, 1998
------------------------------------
Versus the Six Months Ended March 31, 1997:
-------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are generated by leasing, primarily on an operating basis, domestic and international transportation equipment. The Company's over-the-road and intermodal equipment is used throughout North America and marine containers are moved between countries in international commerce. Revenues are primarily a function of lease rates and working units; the latter depend on fleet size and equipment utilization.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the six months ended March 31, 1998 and 1997. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                              Six Months Ended
                                                                  March 31,
                                                              ------------------
                                                                1998      1997
                                                              -------    -------
North America:
--------------
Utilization                                                       88%       85%
Units                                                        132,000   129,000
Net investment in equipment (in millions)                    $ 1,015   $   982

International:
--------------
Utilization                                                       83%       77%
Units                                                        164,000   155,000
Net investment in equipment (in millions)                    $   411   $   419

Consolidated:
-------------
Utilization                                                       87%       83%
Units                                                        296,000   284,000
Net investment in equipment (in millions)                    $ 1,426   $ 1,401

     Revenues increased by 8% or $17 million for the six months ended March 31, 1998 over the same period a year ago. The Company's average equipment utilization improved from 83% in the first six months of fiscal year 1997 to 87% in the first six months of fiscal 1998. Average net investment in equipment increased by $25 million from the same period of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the intermodal and marine container fleets. For the full fiscal year 1998, average equipment utilization is expected to be higher than the 1997 average of 84%.

     The Company's North American revenues increased $14 million from the same period a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in lease rates. The Company's North American utilization averaged 88% in the first six months of fiscal 1998, as compared to 85% in the comparable prior year period. Increasing demand for equipment was reflected in improved intermodal loadings and increased truck tonnage, both of which are indicators of domestic freight levels in the U.S.

     The Company's North American over-the-road trailer fleet averaged 76,000 units, or 49% of average net investment in equipment in the first half of fiscal year 1998, compared to 74,000 units, or 45% of average net investment in equipment, in the comparable prior year period. The Company continues to review its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. Given the overall demand for intermodal trailers and the expected continued trend toward containers from trailers, XTRA believes its fleet is appropriately sized. XTRA's intermodal trailer fleet averaged 23,000 units, or 11% of average net investment in equipment in the first half of 1998, versus 24,000 units, or 14% of average net investment in equipment, in the comparable prior year period.

     International revenues increased $3 million from the same period of the prior year. An increase in revenues attributable to more working units was partially offset by lower average effective lease rates. Equipment utilization improved to 83% from 77% in the comparable prior year period. Over-capacity of containers and the low purchase price of new containers continue to exert pressure on container lease rates. In 1997, more balanced worldwide trade resulted in more efficient use of equipment by shippers and hence lower usage of leased containers. In 1998, trade flows of container freight into and out of the United States appear to be returning to the historical norm of strong excesses of imports, which should benefit utilization in the marine container leasing industry. The Company's average international fleet size increased to 164,000 units in the first half of fiscal 1998 from 155,000 units in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses increased by 3% or $5 million for the six months ended March 31, 1998 from the same period of fiscal 1997. Depreciation expense increased by 6% or $4 million due to a larger fleet investment. Rental equipment operating expense was unchanged from the comparable prior year period. Selling and administrative expenses increased by 5% or $1 million with no one factor contributing significantly to the increase.

Interest Expense
----------------

     Interest expense decreased by 3% or $1 million for the six months ended March 31, 1998 from the same period of fiscal 1997, due primarily to lower average debt.

Pretax Income
-------------

     Pretax earnings increased 37% or $13 million for the six months ended March 31, 1998 over the same period a year ago primarily due to higher equipment utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the six months ended March 31, 1998, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate primarily due to state income taxes.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 1998, the Company generated cash flows from operations of $148 million. During the same period, XTRA invested $53 million in property and equipment and paid dividends of $6 million. Net debt outstanding (debt less cash) decreased $90 million.

     As of May 7, 1998, committed capital expenditures for fiscal 1998 amounted to $187 million. Any additional capital expenditures for the remainder of fiscal year 1998 will likely be modest. The Company has also currently committed capital spending for fiscal year 1999 amounting to $26 million, reflecting continued strong demand for over-the-road trailers.

     On April 30, 1998, XTRA's Board of Directors declared a quarterly cash dividend of $.22 per share, payable on May 29, 1998, to stockholders of record on May 15, 1998.

     As of April 30, 1998, XTRA Inc. had $532 million available for future issuance under its $604 million Shelf Registration. As of April 30, 1998, the Company had $198 million of unused credit available under its $300 million Revolving Credit Agreement.

Year 2000
---------

  The Company does not expect to incur significant costs during the next two years to address the impact of the "Year 2000 problem" on its information systems. The "Year 2000 problem," which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems and has developed specific workplans to address the issues. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company expects that the costs it will incur to ensure its systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or consolidated financial position.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)      Exhibits
 ---      --------

Exhibit No.     Description
-----------     -----------

12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1998 and 1997 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1998 and 1997 for XTRA, Inc.

27              Financial Data Schedule

27.1            Amended Financial Data Schedule for March 31, 1997

27.2            Amended Financial Data Schedule for December 31, 1996

(b)             Reports on Form 8-K
---             -------------------

     On May 5, 1998, a Current Report on Form 8-K was filed by the Company to disclose certain financial information under Item 5, "Other Events", for the fiscal second quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XTRA CORPORATION
                                    ----------------------------
                                    (Registrant)


Date:      May 8, 1998              /s/ Michael J. Soja
         --------------             ----------------------------
                                    Michael J. Soja
                                    Vice President and Chief Financial Officer


Date:      May 8, 1998              /s/ Robert B. Blakeley
         --------------             ----------------------------
                                    Robert B. Blakeley
                                    Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.   Description                                                                     Page No.
-----------   -----------                                                                     --------
12.1          Statement of the calculation of earnings to fixed charges for the six
              months ended March 31, 1998 and 1997 for XTRA Corporation                          23

12.2          Statement of the calculation of earnings to fixed charges for the six
              months ended March 31, 1998 and 1997 for XTRA, Inc.                                24

27            Financial Data Schedule                                                            25

27.1          Amended Financial Data Schedule for March 31, 1997                                 26

27.2          Amended Financial Data Schedule for December 31, 1996                              27