Form 10-Q
period 1998-06-30
XTRA CORP /DE/
filed 1998-08-07
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended                     June 30, 1998
                           ---------------------------------------------------

Commission File Number                            1-7654
                      --------------------------------------------------------


                               XTRA CORPORATION
  --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                           06-0954158
  -------------------------                            ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



                 60 State Street, Boston, Massachusetts  02109
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)



                                (617) 367-5000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X         No
                                   -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                Outstanding at July 31, 1998
---------------------------------------           ----------------------------
    Common Stock, Par Value                                15,372,903
    $.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                   Page No.
                                                                   --------
Part I.  Financial Information
         ---------------------

         Management Representation............................        3

         Consolidated Balance Sheets June 30, 1998 and
          September 30, 1997 .................................        4

         Consolidated Income Statements For the Three Months
          and Nine Months Ended June 30, 1998 and 1997........        5

         Consolidated Statements of Cash Flows For the Nine
          Months Ended June 30, 1998 and 1997.................        6

         Consolidated Statements of Stockholders' Equity
          For the Period September 30, 1996
          Through June 30, 1998...............................        7

         Notes to Consolidated Financial Statements...........        8

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................       12

Part II.  Other Information
          -----------------

          Item 5.  Other Matters..............................       19

          Item 6.  Exhibits and Reports on Form 8-K...........       21

          Signatures..........................................       22

          Exhibit Index.......................................       23

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

     This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. Such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                      June 30,
                                                        1998       September 30,
                                                    (Unaudited)       1997(1)
                                                    -----------    -------------
ASSETS
Property and equipment                                $ 2,163         $ 2,112
Accumulated depreciation                                 (732)           (658)
                                                      -------         -------
Net property and equipment                              1,431           1,454
Lease contracts receivable                                 44              43
Trade receivables, net                                     60              65
Other assets                                               16              19
Cash                                                        7               4
                                                      -------         -------
                                                      $ 1,558         $ 1,585
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Debt                                                  $   818         $   892
Deferred income taxes                                     276             252
Accounts payable and accrued expenses                      72              81
                                                      -------         -------
    Total liabilities                                   1,166           1,225
                                                      -------         -------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized:
    30,000,000 shares; issued and outstanding;
    15,372,903 shares at June 30, 1998
    and 15,276,600 at September 30, 1997                    8               8
Capital in excess of par value                             57              52
Retained earnings                                         335             304
Cumulative translation adjustment                          (8)             (4)
                                                      -------         -------
    Total stockholders' equity                            392             360
                                                      -------         -------
                                                      $ 1,558         $ 1,585
                                                      =======         =======

/(1)/ Derived from XTRA Corporation's audited September 1997 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three Months Ended    Nine Months Ended
                                                           June 30,             June 30,
                                                     ------------------    -----------------
                                                       1998      1997        1998     1997
                                                     --------  --------    -------  --------
Revenues                                              $ 112     $ 105       $ 342    $ 318

Operating Expenses
    Depreciation on rental equipment                     38        37         113      110
    Rental equipment operating expenses                  29        27          83       80
    Selling and administrative expense                   11        11          33       32
                                                     --------  --------    -------  --------
                                                         78        75         229      222
                                                     --------  --------    -------  --------

    Operating income                                     34        30         113       96

Interest expense                                         14        16          44       47
                                                     --------  --------    -------  --------

    Pretax income                                        20        14          69       49

Provision for income taxes                                8         5          28       20
                                                     --------  --------    -------  --------
Net income                                            $  12     $   9       $  41    $  29
                                                     ========  ========    =======  ========

Basic earnings per common share                       $0.80     $0.56       $2.69    $1.90
Basic common shares outstanding (in millions)          15.3      15.3        15.3     15.3

Diluted earnings per common share                     $0.80     $0.56       $2.68    $1.90
Diluted common shares outstanding (in millions)        15.4      15.3        15.4     15.3

Cash dividends declared per share                     $0.22     $0.20       $0.64    $0.58

The accompanying notes are in integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Nine Months Ended
                                                        June 30,
                                                 ---------------------
                                                    1998        1997
                                                 ---------   ---------
Cash flows from operations:
  Net income                                       $  41       $  29
  Add non-cash income and expense items:
    Depreciation and amortization, net               113         110
    Deferred income taxes                             24          18
    Bad debt expense                                   4           4
  Add other cash items:
    Net change in receivables, other assets,
    accounts payable and accrued expenses            (10)        (20)
    Cash receipts from lease contracts
    receivable                                        19          15
    Recovery of property and equipment net
    book value                                        20          25
                                                   -----       -----
      Total cash provided from operations            211         181
                                                   -----       -----

Cash used for investment activities:
  Additions to property and equipment               (129)       (182)
                                                   -----       -----
      Total cash used for investing activities      (129)       (182)
                                                   -----       -----

Cash flows from financing activities:
  Borrowings of long-term debt                         -          72
  Payments of long-term debt                         (74)        (51)
  Options exercised, net of related tax benefits       5           -
  Repurchase of common stock, net                      -         (12)
  Dividends paid                                     (10)         (9)
                                                   -----       -----
       Total cash used for financing activities      (79)          -
                                                   -----       -----

Net increase (decrease) in cash                        3          (1)
Cash at beginning of period                            4           8
                                                   -----       -----
Cash at end of period                              $   7       $   7
                                                   =====       =====

Total interest paid                                $  53       $  55
Total income taxes paid                            $   3       $   -

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                               Common
                                                Stock        Capital in                  Cumulative
                                                $0.50         Excess of     Retained     Translation
                                              Par Value       Par Value     Earnings     Adjustment
                                            -------------  -------------  ------------  -------------
Balance at September 30, 1996                  $   8           $  64         $ 273         $  (3)

Net income                                        --              --            43            --
Common stock cash dividends
  declared at $.78 per share                      --              --           (12)           --
Options exercised and related tax benefits        --               1            --            --
Common stock repurchased                          --             (13)           --            --
Translation adjustment                            --              --            --            (1)
                                               -----           -----         -----         -----
Balance at September 30, 1997                      8              52           304            (4)

Net income                                        --              --            41            --
Common stock cash dividends
  declared at $.64 per share                      --              --           (10)           --
Options exercised and related tax benefits        --               5            --            --
Translation adjustment                            --              --            --            (4)
                                               -----           -----         -----         -----
Balance at June 30, 1998                       $   8           $  57         $ 335         $  (8)
                                               =====           =====         =====         =====

The accompanying notes are an integral part of these consoliated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the nine months ended June 30, 1998, the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $51 million at June 30, 1998 and $57 million at September 30, 1997.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

Selected Balance Sheet Data:                        June 30,    September 30,
---------------------------                           1998          1997
(Millions of dollars)                               --------    -------------
Net property and equipment                           $1,431       $1,454
Receivables, net                                        104          108
Other assets                                             23           23
                                                     ------       ------
  Total assets                                       $1,558       $1,585
                                                     ======       ======
Debt                                                 $  818       $  892
Deferred income taxes                                   276          252
Other liabilities                                        77           86
                                                     ------       ------
  Total liabilities                                   1,171        1,230
                                                     ------       ------
Stockholders' equity                                    387          355
                                                     ------       ------
  Total liabilities and stockholders' equity         $1,558       $1,585
                                                     ======       ======


Selected Income Statement Data:
-------------------------------
(Millions of dollars)

For the three months ended June 30,                   1998       1997
                                                     ------     ------
Revenues                                              $112       $105
Pretax income                                           20         14
Net income                                              12          9

For the nine months ended June 30,                    1998       1997
                                                     ------     ------
Revenues                                              $342       $318
Pretax income                                           68         49
Net income                                              41         29

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

     The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:

                                                Three Months Ended     Nine Months Ended
                                                    June 30,              June 30,
                                                 1998     1997          1998     1997
                                                 ----     ----          ----     ----
Net income (in millions)(numerator)             $   12   $    9        $   41   $   29
                                                ======   ======        ======   ======

Computation of Basic Shares Outstanding (in
-------------------------------------------
thousands, except per share amounts)
------------------------------------

Weighted average number of basic common
  shares outstanding (denominator)              15,321   15,259        15,301   15,270
                                                ======   ======        ======   ======
Basic earnings per common share                 $ 0.80   $ 0.56        $ 2.69   $ 1.90
                                                ======   ======        ======   ======

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average common shares outstanding      15,321   15,259        15,301   15,270

Common stock equivalents for diluted
  common shares outstanding:                        65       18            71       15
                                                ------   ------        ------   ------

Weighted average number of diluted common
  shares outstanding (denominator)              15,386   15,277        15,372   15,285
                                                ======   ======        ======   ======
Diluted earnings per share                      $ 0.80   $ 0.56        $ 2.68   $ 1.90
                                                ======   ======        ======   ======


(6) On June 19, 1998, XTRA Corporation (the "Company") entered into an Agreement and Plan of Merger and Recapitalization, dated as of June 18, 1998(the "Recapitalization Merger Agreement"), between the Company and Wheels MergerCo LLC, a newly organized Delaware limited liability company ("MergerCo") formed solely for the purpose of consummating the transactions contemplated by the Recapitalization Merger Agreement by (i) Apollo Management IV, L.P., on behalf of its managed funds ("Apollo"), and (ii) Atlas Capital Partners LLC ("Atlas"), an affiliate of Interpool, Inc. ("Interpool") (collectively, together with Apollo, the "Investors").

     The Recapitalization Merger Agreement provides, among other things, that MergerCo will be merged with and into the Company (the "Merger"), with the Company as the surviving corporation, and that the owner of each share of common stock, par value $.50 per share, of the Company (the "Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (other than shares of Company Common Stock owned by the Company or any subsidiary of the Company, which will be canceled and retired, and other than shares of Company Common Stock subject to appraisal rights) can elect either to receive $65.00 in cash for that share or to retain that share, with cash to be paid in lieu of fractional shares of Company Common Stock. This election is subject to proration so that upon consummation of the Merger, the existing holders of the Company Common Stock will retain 500,000 shares of the Company Common Stock (constituting approximately 3% of shares of Company Common Stock currently outstanding and 10% of the Company Common Stock outstanding after the Merger) and will receive $65.00 per share in cash for the balance of the Company Common Stock (approximately 97% of shares of Company Common Stock currently outstanding). Pursuant to the Merger, the interests in MergerCo, all of which are owned by the Investors, will be converted into 4,500,000 shares of Company Common Stock, which will represent 90% of the outstanding Company Common Stock after the Merger.

     The Recapitalization Merger Agreement has been approved by the respective boards of the Company and MergerCo, and is subject to certain conditions, including the approval of the Company's shareholders, the expiration of antitrust regulatory waiting periods, qualification of the transaction as a recapitalization for financial reporting purposes, and the completion of financing arrangements. The Recapitalization Merger Agreement was filed with XTRA Corporation's report on Form 8-K dated June 26, 1998.


(7) The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of the Company's disclosures.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to present segment information based upon the way that management organizes the segments within a company. Statement 131 is effective for periods beginning after December 15, 1997. In the initial year of its application, this statement need not be applied to interim financial statements. Adoption of this standard will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of the Company's disclosures.

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

     XTRA leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, marine containers, intermodal trailers, chassis, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However industry downturns tend to lengthen the collection period of certain receivables. The discussion and data below are presented on a consolidated basis.

     The Company's pretax profits have been cyclical, principally due to the variability of the Company's revenues and the high percentage of fixed costs.
To moderate this cyclicality, the Company attempts to maintain a balance between the amount of equipment leased on a per diem and term basis and maintains a mix of various types of freight transportation equipment available for lease. The Company has historically maintained a high proportion of its debt at fixed rates to reduce the impact of fluctuations in interest rates.

     Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization. Utilization, the ratio of revenue-earning units to the total fleet, is derived from billing information, usage reports and other information from customers, assumptions based on historical experience, and equipment inventories taken at Company depots, and is an approximation. Utilization is impacted by the supply of and demand for available equipment, the level of economic, activity in North America, and world trade activity.

The Three Months Ended June 30, 1998
-------------------------------------
Versus the Three Months Ended June 30, 1997:
--------------------------------------------

Revenues
--------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended June 30, 1998 and 1997. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1998      1997
                                                             ------    ------
North America:
--------------
Utilization                                                      86%        84%
Units                                                       132,000    130,000
Net investment in equipment (in millions)                  $  1,016   $  1,001

International:
--------------
Utilization                                                      82%        79%
Units                                                       165,000    159,000
Net investment in equipment (in millions)                  $    402   $    418

Consolidated:
-------------
Utilization                                                      84%        83%
Units                                                       297,000    289,000
Net investment in equipment (in millions)                  $  1,418   $  1,419

     Revenues increased by 7% or $7 million for the three months ended June 30, 1998 over the same period a year ago. The Company's average equipment utilization improved from 83% in the third quarter of fiscal year 1997 to 84% in the third quarter of fiscal 1998. Average net investment in equipment decreased slightly by $1 million from the same quarter of the prior year due primarily to a decline in the net investment in the marine container fleet. For the full fiscal year 1998, average equipment utilization is expected to be higher than the 1997 average of 84%.

     The Company's North American revenues increased $6 million from the same quarter a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in over-the-road lease rates. The Company's North American utilization averaged 86% in the third quarter of fiscal 1998, as compared to 84% in the comparable prior year period. Increasing demand for equipment was reflected in increased truck tonnage, which is an indicator of domestic freight levels in the U.S.

     The Company's North American over-the-road trailer fleet averaged 76,000 units, or 51% of average net investment in equipment in the third quarter of fiscal year 1998, compared to 74,000 units, or 47% of average net investment in equipment, in the comparable prior year period. The Company continues to review its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. Given the reduced demand for intermodal trailers and the expected continued trend toward domestic containers from trailers, XTRA believes its fleet is appropriately sized. XTRA's intermodal trailer fleet averaged 23,000 units, or 11% of average net investment in equipment in the third quarter of 1998, versus 23,000 units, or 13% of average net investment in equipment, in the comparable prior year period.

     International revenues increased $1 million from the same quarter of the prior year, due primarily to more working units. Equipment utilization improved to 82% from 79% in the comparable prior year period. Marine container lease rates, which had been experiencing a steady decline since fiscal year 1996 or earlier, remained relatively flat during the most recent twelve month period. Lease rates in the current quarter remain relatively unchanged compared to the comparable prior year period. The Company's average international fleet size increased to 165,000 units in the third quarter of fiscal 1998 from 159,000 units in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses increased by 4% or $3 million for the three months ended June 30, 1998 from the same period of fiscal 1997. Depreciation expense increased by 3% or $1 million due to a larger fleet size. Rental equipment operating expense increased by 7% or $2 million from the comparable prior year period due primarily to higher tire and facilities expenses associated with increased working units.

Interest Expense
----------------

     For the three months ended June 30, 1998, interest expense decreased by 13% or $2 million from the same period of fiscal 1997, due primarily to a decrease in average debt outstanding.

Pretax Income
-------------

     Pretax earnings increased 43% or $6 million for the three months ended June 30, 1998 over the same period a year ago primarily due to higher equipment utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the three months ended June 30, 1998, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

The Nine Months Ended June 30, 1998
------------------------------------
Versus the Nine Months Ended June 30, 1997:
-------------------------------------------

Revenues
---------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the nine months ended June 30, 1998 and 1997. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                            Nine Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1998      1997
                                                             ------    ------
North America:
--------------
Utilization                                                      88%        85%
Units                                                       132,000    130,000
Net investment in equipment (in millions)                  $  1,020   $    986

International:
--------------
Utilization                                                      83%        78%
Units                                                       164,000    156,000
Net investment in equipment (in millions)                  $    407   $    418

Consolidated:
-------------
Utilization                                                      86%        83%
Units                                                       296,000    286,000
Net investment in equipment (in millions)                  $  1,427   $  1,404


     Revenues increased by 8% or $24 million for the nine months ended June 30, 1998 over the same period a year ago. The Company's average equipment utilization improved from 83% in the first nine months of fiscal year 1997 to 86% in the first nine months of fiscal 1998. Average net investment in equipment increased by $23 million from the same period of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the intermodal equipment and marine container fleets. For the full fiscal year 1998, average equipment utilization is expected to be higher than the 1997 average of 84%.

     The Company's North American revenues increased $20 million from the same period a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in lease rates. The Company's North American utilization averaged 88% in the first nine months of fiscal 1998, as compared to 85% in the comparable prior year period. Increasing demand for equipment was reflected in increased truck tonnage, an indicator of domestic freight levels in the U.S.

     The Company's North American over-the-road trailer fleet averaged 76,000 units, or 50% of average net investment in equipment in the first nine months of fiscal year 1998, compared to 74,000 units, or 46% of average net investment in equipment, in the comparable prior year period. The Company continues to review its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. Given the reduced demand for intermodal trailers and the expected continued trend toward domestic containers from trailers, XTRA believes its fleet is appropriately sized. XTRA's intermodal trailer fleet averaged 23,000 units, or 11% of average net investment in equipment in the first nine months of 1998, versus 23,000 units, or 13% of average net investment in equipment, in the comparable prior year period.

     International revenues increased $4 million from the same period of the prior year. An increase in revenues attributable to more working units was partially offset by lower average effective lease rates. Equipment utilization improved to 83% from 78% in the comparable prior year period. Marine container lease rates, which had been experiencing a steady decline since fiscal year 1996 or earlier, remained relatively flat during the most recent twelve month period. Lease rates in the first nine months of fiscal year 1998 have declined compared to the comparable prior year period. The Company's average international fleet size increased to 164,000 units in the first nine months of fiscal 1998 from 156,000 units in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses increased by 3% or $7 million for the nine months ended June 30, 1998 from the same period of fiscal 1997. Depreciation expense increased by 3% or $3 million due to a larger fleet investment. Rental equipment operating expense increased by 4% or $3 million due primarily to higher tire and facilities expenses associated with increased working unts. Selling and administrative expenses increased by 3% or $1 million with no one factor contributing significantly to the increase.

Interest Expense
----------------

     Interest expense decreased by 6% or $3 million for the nine months ended June 30, 1998 from the same period of fiscal 1997, due primarily to lower average debt outstanding.

Pretax Income
-------------

     Pretax earnings increased 41% or $20 million for the nine months ended June 30, 1998 over the same period a year ago primarily due to higher equipment utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1997 was 40%. For the nine months ended June 30, 1998, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1997 and its estimated effective income tax rate for fiscal 1998 are higher than the statutory U.S. Federal income tax rate primarily due to state income taxes.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended June 30, 1998, the Company generated cash flows from operations of $211 million. During the same period, XTRA invested $129 million in property and equipment and paid dividends of $10 million. Net debt outstanding (debt less cash) decreased $77 million.

     As of August 4, 1998, committed capital expenditures for fiscal 1998 amounted to $204 million. Any additional capital expenditures for the remainder of fiscal year 1998 will likely be modest. The Company has also committed capital spending for fiscal year 1999 amounting to $41 million, reflecting expected continued strong demand for over-the-road trailers.

     As of July 31, 1998, XTRA Inc. had $532 million available for future issuance under its $604 million Shelf Registration. As of July 31, 1998, the Company had $191 million of unused credit available under its $300 million Revolving Credit Agreement. However, as a result of the proposed Merger announcement in June, the Company does not expect to be able to access the public debt market. The Company expects its internally generated cash flow to be sufficient to satisfy its capital needs pending closing or termination of the Merger.

Recapitalization Merger
-----------------------

     On June 19, 1998, XTRA Corporation (the "Company") entered into an Agreement and Plan of Merger and Recapitalization, dated as of June 18, 1998 (the "Recapitalization Merger Agreement"), between the Company and Wheels MergerCo LLC, a newly organized Delaware limited liability company ("MergerCo") formed solely for the purpose of consummating the transactions contemplated by the Recapitalization Merger Agreement by (i) Apollo Management IV, L.P., on behalf of its managed funds ("Apollo"), and (ii) Atlas Capital Partners LLC ("Atlas"), an affiliate of Interpool, Inc. ("Interpool") (collectively, together with Apollo, the "Investors").

     The Recapitalization Merger Agreement provides, among other things, that MergerCo will be merged with and into the Company (the "Merger"), with the Company as the surviving corporation, and that the owner of each share of common stock, par value $.50 per share, of the Company (the "Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (other than shares of Company Common Stock owned by the Company or any subsidiary of the Company, which will be canceled and retired, and other than shares of Company Common Stock subject to appraisal rights) can elect either to receive $65.00 in cash for that share or to retain that share, with cash to be paid in lieu of fractional shares of Company Common Stock. This election is subject to proration so that upon consummation of the Merger, the existing holders of the Company Common Stock will retain 500,000 shares of the Company Common Stock (constituting approximately 3% of shares of Company Common Stock currently outstanding and 10% of the Company Common Stock outstanding after the Merger) and will receive $65.00 per share in cash for the balance of the Company Common Stock

(approximately 97% of shares of Company Common Stock currently outstanding). Pursuant to the Merger, the interests in MergerCo, all of which are owned by the Investors, will be converted into 4,500,000 shares of Company Common Stock, which will represent 90% of the outstanding Company Common Stock after the Merger.

     The Recapitalization Merger Agreement has been approved by the respective boards of the Company and MergerCo, and is subject to certain conditions, including the approval of the Company's shareholders, the expiration of antitrust regulatory waiting periods, qualification of the transaction as a recapitalization for financial reporting purposes, and the completion of financing arrangements. The Recapitalization Merger Agreement was filed with XTRA Corporation's report on Form 8-K dated June 26, 1998.

Year 2000
---------

  The Company does not expect to incur significant costs during the next two years to address the impact of the "Year 2000 problem" on its information systems. The "Year 2000 problem," which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems and has developed specific workplans to address the issues. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company expects that the costs it will incur to ensure its systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or consolidated financial position. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

New Accounting Pronouncements
-----------------------------

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of the Company's disclosures.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to present segment information based upon the way that management organizes the segments within a company. Statement 131 is effective for periods beginning after December 15, 1997. In the initial year of its application, this statement need not be applied to interim financial statements. Adoption of this standard will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of the Company's disclosures.

                         Part  II  - OTHER INFORMATION
                         -----------------------------

Item 5 - Other Matters
----------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including estimates of economic and industry conditions, equipment utilization, and capital expenditures, and such forward-looking statements do not take into account the effects of the Merger. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those contained in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results (without taking into account the effects of the Merger) to differ from those contained in such forward-looking statements include, among others, the factors mentioned below. An additional risk factor is the Company's ability to address the "Year 2000 problem" in a timely and efficient manner.

Variable Revenues and Operating Results
---------------------------------------

The Company's revenues may vary significantly from period to period while a high percentage of its operating costs are fixed. As a result of the variability of the Company's revenues and the Company's limited ability to reduce its fixed operating costs, the Company's profitability may be cyclical and subject to significant fluctuation from period-to-period. The Company's revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization (the ratio of revenue earning equipment to the total fleet). Some of the factors which affect lease rates and working units are competition, economic conditions and world trade activity, the supply and demand for available equipment, aggressive purchasing of equipment by the Company's customers and competitors leading to an excess supply of equipment and reduced lease rates and utilization, shifting traffic trends in the industry, severe adverse weather conditions, strikes by transportation unions and other factors in the freight transportation industry. The Company's fixed costs include depreciation, a portion of rental equipment operating expenses and selling and administrative expenses.

Availability of New Equipment
-----------------------------

New equipment is built to the Company's specifications and reflects industry standards and customer needs. The Company obtains new equipment from a number of manufacturers. Certain of these manufacturers have consolidated and, in the process, eliminated manufacturing facilities. These manufacturers are, in turn dependent on the prompt delivery and supply of the components required to assemble the trailers, chassis and containers. Although the Company has not recently experienced any significant delay in delivery of equipment, historically delivery times have varied from three to fifteen months from when the order is placed, and there can be no assurance that equipment will be available at the times or of the types needed by the Company. In addition, it is difficult to accurately predict demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected because of its inability to quickly increase fleet size because of extended back orders to take advantage of unexpectedly strong demand.

Competition
-----------

Leasing transportation equipment is a highly competitive business and is affected by factors related to the transportation market. Lease terms and lease rates, as well as availability, condition and size of equipment and customer service are all important factors to the lessee. The Company has many competitors, some of which have leasing fleets that are larger in size than the Company's leasing fleet and some of which have greater resources. Various types of transportation equipment compete for freight movement. Over-the-road trailers, intermodal trailers, marine and domestic containers and railroad rolling stock are all potential vehicles for the movement of freight.

Customer Consolidation
----------------------

Certain industries in which the Company competes, including trucking and shipping, are in the process of consolidation. As a result of this consolidation, the Company's customers may be better able to manage their equipment requirements and may seek increased efficiencies through direct ownership of equipment. In such event, the ratio of leased equipment to owned equipment may decrease, which could reduce the overall market for the Company's services.

Availability of Capital
-----------------------

The acquisition of new equipment, both for growth as well as replacement of older equipment, requires significant capital. In addition, over the past several years, the Company has grown its fleet through acquisitions of other companies such as Strick Lease, Inc. and Matson Leasing Company, Inc., requiring additional capital. The Company plans to continue to pursue acquisition opportunities. Historically, the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates and terms. However, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure, and its credit ratings. No assurances can be given that the Company will be able to obtain sufficient financing on terms that are acceptable to it to fund its operations and capital expenditures or to enable the Company to take advantage of favorable acquisition opportunities.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
---  --------

Exhibit No.       Description
-----------       -----------
  12.1            Statement of the calculation of earnings to fixed charges
                  for the nine months ended June 30, 1998 and 1997 for XTRA Corporation

  12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1998 and 1997 for XTRA, Inc.

  27              Financial Data Schedule

  27.1            Amended Financial Data Schedule for June 30, 1997


(b)  Reports on Form 8-K
---  -------------------

     On June 26, 1998, a Current Report on Form 8-K was filed by the Company to disclose information under Item 5, "Other Events", and providing copies of the Agreement and Plan of Merger and Recapitalization dated as of June 18, 1998 between XTRA Corporation and Wheels MergerCo LLC, a newly organized Delaware limited liability company newly formed by (i) Apollo Management IV, L.P., on behalf of its managed funds, and (ii) Atlas Capital Partners LLC, an affiliate of Interpool, Inc; various voting agreements between certain Stockholders of the Company and Wheels MergerCo; and the press release of XTRA Corporation dated June 19, 1998.

     On August 6, 1998, a Current Report on Form 8-K was filed by the Company to disclose certain financial information under Item 5, "Other Events", for the fiscal third quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XTRA CORPORATION
                                        ---------------------------------
                                        (Registrant)



Date:  August 7, 1998                   /s/ Michael J. Soja
       --------------                   ---------------------------------
                                        Michael J. Soja
                                        Vice President and Chief
                                        Financial Officer





Date:  August 7, 1998                   /s/ Robert B. Blakeley
       --------------                   ---------------------------------
                                        Robert B. Blakeley
                                        Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.       Description                                         Page No.
-----------       -----------                                         --------
    12.1          Statement of the calculation of earnings to
                  fixed charges for the nine months ended
                  June 30, 1998 and 1997 for XTRA Corporation            24

    12.2          Statement of the calculation of earnings to
                  fixed charges for the nine months
                  ended June 30, 1998 and 1997 for XTRA, Inc.            25

    27            Financial Data Schedule                                26

    27.1          Amended Financial Data Schedule for June 30, 1997      27