Form 10-K
period 1998-09-30
XTRA CORP /DE/
filed 1998-12-18
CIK 217591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

----------
FORM 10-K*
----------
ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934                   COMMISSION FILE NUMBER 1-7654
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 1998

-----------------------------------------------------------------------
XTRA CORPORATION (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
-----------------------------------------------------------------------

DELAWARE                                                                      06-0954158
(State or other jurisdiction                                                  (I.R.S. employer identification number)
of incorporation or organization)

60 STATE STREET                                                               (617) 367-5000
BOSTON, MASSACHUSETTS 02109                                                   (Registrant's telephone number)
(Address of principal executive offices) (Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                                           Name of exchange on which registered
Common Stock, Par Value $.50 per Share                                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Shares Outstanding of the Registrant's Common Stock at November 12, 1998:                               15,372,903
Aggregate market value of voting and non-voting common equity held by
non-affiliates of the Registrant at November 12, 1998:                                                $682,000,000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __.

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

* Exhibits to Form 10-K and Parent Company Financial Statements and Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

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

FORM 10-K TABLE OF CONTENTS

XTRA Corporation and Subsidiaries

-------------------------------------------------------------------------------------------------------------
ITEM                                                                                                     PAGE
-------------------------------------------------------------------------------------------------------------
          Part I
1.        Business                                                                                        3
2.        Properties                                                                                      8
3.        Legal proceedings                                                                               8
4.        Submission of matters to a vote of security holders                                             8
4A.       Executive officers of the registrant                                                            9

          Part II
5.        Market for the registrant's common equity and related shareholder matters                      10
6.        Selected financial data                                                                        10
7.        Management's discussion and analysis of financial condition and results of operations          10
7A.       Quantitative and qualitative disclosures about risk                                            11
8.        Financial statements and supplementary data                                                    11
9.        Changes in and disagreements with accountants on accounting and financial disclosure           11

          Part III
10.       Directors and executive officers of the registrant                                             12
11.       Executive compensation                                                                         12
12.       Security ownership of certain beneficial owners and management                                 12
13.       Certain relationships and related transactions                                                 12

          Part IV
14.       Exhibits, financial statement schedule, and report on Form 8-K                                 13
          Signatures                                                                                     19

PART I.

----------------
ITEM 1. BUSINESS
----------------

The discussion below contains certain forward-looking statements including estimates of economic and industry conditions. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained below.

XTRA Corporation (the "Company" or "XTRA") is a leading global transportation equipment lessor with operations in the highway, domestic intermodal and marine container markets. The Company manages a diverse fleet of approximately 299,000 units, constituting a net investment of approximately $1.4 billion, consisting of over-the-road ("OTR") trailers; intermodal equipment, including intermodal (or "piggyback") trailers, chassis and domestic containers; and marine containers.

Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. In addition, capital and capacity-constrained transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large and diversified fleet, leasing companies are able to provide customers with a broad selection of equipment and quick response times, which reduce equipment shortfalls and lost opportunities.

Lease Types and Rates

Transportation equipment is generally leased through finance or operating leases. XTRA primarily participates in the operating lease segment, generally placing less emphasis on finance leases because it believes the value-added component of such leases is low. Finance leases are longer term and have lower levels of customer service, while operating leases can be either daily ("per diem") leases or term leases. Per diem leases are for a period of less than one year, with the option to return the equipment without prior notice. Term leases are for a period of one year or more, with most being three to five years. Term lease agreements may have early termination penalties that apply in the event of early redelivery, although in most cases equipment is not returned prior to the expiration of the lease. Operating lessors generally offer certain customer services, which may include roadside assistance, insurance, repair and maintenance and regulatory compliance. For a portion of their fleet, operating lessors will enter into term leases due to the greater revenue stability associated with longer-term leases even though long-term lease rates are typically lower than per diem lease rates. The percentage of equipment on term leases versus per diem leases varies widely among leasing companies, depending upon each company's desire to have predictable revenues and cash flows.

Many of XTRA's OTR per diem and term leases provide for additional fees if the equipment is returned to a location other than the originating location. XTRA's marine container and intermodal trailer leases allow the customers to return equipment to a different location. Returns of marine containers are subject to quantity and location limitations and additional drop-off fees are built into the lease terms. XTRA's marine container leases may also provide customers with incentives to return marine containers to more desirable locations.

Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment and market conditions. In addition, in the OTR trailer business, the Company charges its customers a fee based on the number of miles the trailer has been driven or charges actual tire and brake wear incurred. The Company offers additional value-added services for which the Company charges specified fees. For example, in the OTR trailer business, these services include roadside assistance, various insurance alternatives and trailer repair and maintenance. Over the last several years, the Company has capitalized on strong market demand by maintaining a strong overall term lease portfolio. At September 30, 1998 approximately 37% of the total fleet were leased to customers under term lease.

Utilization

An important indictator of the Company's performance is the portion of its fleet that is on lease at any given time. This measure, called the utilization rate, is defined as the number of units on lease divided by the total number of units in the fleet. The Company leases equipment both on a term and a per diem basis in order to effectively utilize the fleet and maintain a balance between the greater stability of revenue associated with term leases and the increased profitability potential of per diem lease pricing. The Company actively manages the distribution of its units and keeps a large, diversified and well-maintained fleet of mostly standardized equipment in order to operate at high utilization rates.

Equipment Fleet

The Company's equipment fleet has increased over time through purchases of new equipment and through fleet acquisitions of other leasing companies. The Company's fleet size and net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases. At September 30, 1998, 99% of the Company's net investment in equipment was owned.

The Company's fleet and net investment consisted of the following units and net investment at the end of its last five fiscal years:

EQUIPMENT FLEET(1)                At September 30,         1998    1997    1996    1995   1994
                                  (Units in thousands)
                                  ------------------------------------------------------------
Over-the-road trailers                                       79      78      75      76     69
Marine containers                                           165     162     152     126      -
Intermodal trailers                                          22      23      24      29     34
Chassis                                                      24      23      24      21     16
Domestic containers                                           9      10       8       8      8
                                                         -------------------------------------
 Total                                                      299     296     283     260    127
                                                         =====================================

EQUIPMENT FLEET(1)                At September 30,         1998    1997    1996    1995   1994
                                  (Millions of dollars)
                                  ------------------------------------------------------------
Over-the-road trailers                                   $  770  $  718  $  632  $  628  $ 508
Marine containers                                           388     414     419     373      -
Intermodal trailers                                         153     168     197     237    235
Chassis                                                     107     112     119     107     70
Domestic containers                                          31      41      36      42     47
                                                         -------------------------------------
 Net investment                                          $1,449  $1,453  $1,403  $1,387  $ 860
                                                         =====================================

(1) For purposes of this presentation, the net investment in equipment leased to the Company on an operating basis represents the present value of the remaining lease payments. The net investment in revenue equipment leased to customers under finance leases as well as equipment owned by the Company or leased to the Company under capital leases represents the net carrying value of this equipment. The significant increase in fleet units and net investment in equipment in 1995 was primarily due to the Company's acquisition of Matson Leasing Company, Inc.

For information regarding business information by geographic area, see Note 7 of the Notes to Consolidated Financial Statements. For additional information, including financing and capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

Description of Operating Divisions

The Company conducts its leasing operations through four divisions: XTRA Lease, XTRA Intermodal, XTRA International and XTRA Mexico. The description of
XTRA Lease provided below includes both XTRA Lease and XTRA Mexico, the Company's smallest division.

XTRA Lease:  General

XTRA Lease, the Company's OTR trailer business operation, leases trailers to contract and common motor carriers and to private-fleet owners throughout North America. XTRA Lease's fleet includes approximately 79,000 trailers, comprised mostly of dry cargo vans 48' and 53' long by 102" wide. For the fiscal year ended September 30, 1998, the average equipment utilization rate for the OTR business was 90%. Approximately 40% of the XTRA Lease units were leased on a term basis as of September 30, 1998, with the balance of units available for lease on a per diem basis.

XTRA Lease:  Competitive Environment

XTRA estimates the leasing segment of the North American OTR trailer fleet (fleet owned by leasing companies) to be about 300,000 units. XTRA enjoys a strong competitive position in the OTR trailer segment and believes its fleet of approximately 79,000 units, or 26% of the leased fleet, is exceeded by only one competitor who has an estimated share of 32%. The remainder of the industry is fragmented and primarily spread among many smaller, more regional equipment providers.

XTRA Lease:  Market Trends

Management believes that the leasing segment for OTR trailers will increase due to a number of factors. One contributing factor is the increasing trend of private fleet owners outsourcing transportation fleets as companies move towards a variable cost approach to operating their businesses. In addition, as more private owners seek to provide their services with fewer owned units to reduce costs and capital commitments, they typically look to truckload carriers and logistics companies to handle their transportation needs. Truckload carriers and logistics companies represent a significant portion of XTRA Lease's customer base.

A second factor, the continued move toward time definite inventory strategies, such as just-in-time, as well as better driver time management and truck utilization, should focus companies on leasing rather than owning trailers. An increasing number of trailers are left empty at loading docks as drivers employ a drop-off rather than a wait-and-unload strategy to improve efficiencies and driver utilization. The result is an increasing ratio of trailers to trucks in the freight transportation market. Increasingly, leasing companies are being relied upon to handle these growing trailer needs.

Recently, some domestic freight has moved from the railroad to the trucking industry. The Company believes this has occurred due to the increased consolidation in the railroad industry, which has caused more rationalized track and service availability and an increase in containerized trade from overseas, which is placed on railroads at major ports, displacing domestic traffic. These factors have increased the volume of the Company's truckload and less-than-truckload customers, who in turn continue to use leasing companies such as XTRA to satisfy increased demand.

Due to its national operating network and its strong reputation, XTRA believes it is well positioned to capitalize on the trends which favor the use of leasing companies.

XTRA Intermodal:  General

XTRA's intermodal business is comprised of three rental products: intermodal trailers, chassis and domestic containers. Intermodal traffic refers to the shipment of goods in standardized containers through two or more modes of transportation, usually rail, truck or ship. On certain routings, shipping goods over two or more modes of transportation is more cost efficient. For example, over long distance, high density freight lanes, intermodal transportation can be more cost efficient than trucking. Further, containerization is more efficient and economical than "break bulk transportation," in which the goods are unpacked and repacked at various intermediate points en route to their final destination.

XTRA Intermodal:  Intermodal ("Piggyback") Trailers

Intermodal trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported over water by ships and barges. The Company's intermodal trailer fleet of 22,000 units consists primarily of units 45' and 48' long by 102" wide. Approximately 28% of the intermodal trailer fleet was leased on a term basis as of September 30, 1998, with the remainder of the fleet available for lease on a per diem basis.

XTRA Intermodal:  Chassis

Chassis are wheeled rectangular frames used to transport containers over the highway. XTRA's chassis are used as transport vehicles for marine and domestic containers, which are loaded or unloaded at shipyards, rail terminals or consignee locations. Once loaded, the chassis and the container together are the functional equivalent of a trailer. Loading the container on a chassis allows the container to be delivered to or from the final inland destination.

Marine chassis are generally 20' or 40' in length to accommodate marine containers, while domestic chassis are generally 48' or 53' in length and handle domestic containers. The Company's fleet of 24,000 units consists primarily of marine chassis and is leased to steamship lines, railroads and motor carriers. Approximately 61% of the chassis fleet was leased on a term basis as of September 30, 1998 with the balance available for lease on a per diem basis.

XTRA Intermodal:  Domestic Containers

Domestic containers are designed to transport freight over rail or on chassis over highway within North America. These containers substitute for intermodal and OTR trailers, particularly on long-haul, heavy volume routes.

XTRA's fleet of 9,000 units consists primarily of 48' long by 102" wide units leased to North American railroads and other domestic freight carriers. Approximately 73% of the Company's domestic containers were leased on a term basis as of September 30, 1998, with the balance available for lease on a per diem basis.

XTRA Intermodal:  Competitive Environment

With respect to intermodal trailers, XTRA believes that it is the second largest trailer lessor in North America, with approximately 25% of the total leasing market. XTRA believes that its largest competitor owns in excess of 30% of the total market.

In the leased segment of the chassis market, the Company believes that it is the fifth largest lessor in the United States with approximately 8% of the market. The Company believes its largest competitor owns approximately 33% of the market.

In the leased segment of the domestic container market, the Company believes that it is the third largest lessor in the United States with approximately 16% of the market.

XTRA Intermodal:  Market Trends

Over the last several years, there has been a gradual shift in intermodal traffic from the use of intermodal trailers to domestic containers to transport goods over rail. The shift has occurred primarily due to the railroad's ability to double stack containers, which cannot be done with intermodal trailers, and due to railroads offering better freight rates to customers for using containers. However, the Company believes that demand for intermodal trailers will continue for some time due to several factors, including: (i) the preference of certain shippers to use intermodal trailers over the combination of domestic containers and chassis due to logistical ease; and (ii) the relative inefficiency of containers in locations where limited space precludes the storage of a sufficient number of chassis.

Although the shift from intermodal trailers to domestic containers will likely continue, XTRA expects that its intermodal business will continue to be a source of cash flow as a result of controlled downsizing by XTRA to maintain an appropriate intermodal fleet size relative to demand.

The demand for leased chassis in North America has been growing significantly due primarily to the growth in the use of international and domestic containers. The use of containers, which are placed on chassis to transport the container to the next destination, has increased due to the many benefits of shipping goods by container versus alternative methods. For the last five years, the growth rate of containerized trade has been approximately 7% per year. As the use of containerized trade continues to increase, the market for chassis, an essential part of moving the container to the final destination, will similarly increase. In addition, the railroads and shipping lines have focused on reducing their capital expenditures on ancillary assets in favor of more core assets such as railcars or ships. To take advantage of this trend, the Company has established neutral chassis pools at key rail interchange locations and ports in the United States.

XTRA International:  General

The Company's 165,000 marine containers are standard, dry cargo 20' and 40' rectangular steel boxes leased primarily to steamship lines for transporting freight on ships worldwide. Container usage has exceeded world gross domestic product growth primarily as a result of the logistical advantages and efficiencies resulting from containerization. Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired throughout the world.

For the 1998 fiscal year, the average utilization rate for the Company's marine containers was 82%. Approximately 32% of XTRA's marine container fleet was leased on a term basis at September 30, 1998, with the remainder of the fleet available for lease on a per diem basis.

XTRA International:  Competitive Environment

XTRA believes that it is the eighth largest lessor of marine containers worldwide with an estimated share of 4% of the leasing segment of the industry. The two largest competitors in this segment each have approximately a 20% market share. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rationalized industry, and a stabilizing pricing environment.

XTRA International:  Market Trends

The demand for leased containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded world gross domestic product as a whole due to several factors, including the existence of geographical trade imbalances, the expansion of shipping lines, changes in manufacturing practices and increased exports by certain technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products. Leasing companies currently own approximately half of the world's container fleet. The balance is owned predominantly by the shipping lines.

Environmental Matters

Although the nature of the Company's operations at its owned and leased facilities is such that it is not a heavily regulated entity pursuant to Federal and state environmental laws and regulations, the Company is required to comply with such laws and regulations, including laws and regulations related to the generation, handling, storage, transportation, treatment and disposal of hazardous and solid wastes. In addition, under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property, typically without regard to fault.

The Illinois Environmental Protection Agency has notified the Company of alleged environmental contamination of its Fairmont City, Illinois property that resulted from the prior owners' zinc smelting operations. As a result, the Company has taken certain actions to suppress dust that have significantly reduced the level of airborne contaminants at the site. Based on the Company's current understanding of the nature of the contamination at the site, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

The Company believes that its facilities are in compliance in all material respects with all applicable United States Federal, state and local environmental laws, ordinances and regulations, as well as comparable laws and regulations outside the United States. No assurances can be given, however, that the current environmental condition of the Company's owned and leased facilities is not other than as currently understood by the Company, or will not be adversely affected by the condition of properties in the vicinity of the Company's owned and leased properties or by the activities of third parties unrelated to the Company, or that future laws, ordinances or regulations will not impose any material environmental liability on the Company.

Regulation

The Company's OTR and intermodal equipment is subject to various Federal and state licensing and operating regulations as well as to various industry standards. From time to time, certain Federal agencies promulgate regulations which have a direct impact on the Company's OTR and intermodal equipment relating to brake systems, periodic inspection systems, underride protection and other safety-related issues. These agencies include the Federal Highway Administration (the "FHWA") of the United States Department of Transportation, which regulates the use of motor vehicles on the United States highways; the National Highway Traffic Safety Administration, which regulates the manufacture of new motor vehicles; other agencies in the United States; and similar agencies in Mexico and Canada. Recently, the FHWA published a Notice of Proposed Rulemaking to amend the Federal Motor Carrier Safety Regulations to require that motor carriers engaged in interstate commerce install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more, and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has proposed that motor carriers be required to install retroreflective tape or reflex reflectors within two years of the effective date of the final rule. A significant number of the Company's OTR and intermodal trailers would be impacted if the proposed rule is adopted in its present form, although the number of trailers affected will depend upon the date the rule is adopted, with the Company's ongoing disposition of or conversion to off-road use of trailers decreasing the number of trailers that will be affected. The Company believes that the cost of complying with the rule (in its present form) would not have a material adverse effect on the Company's results of operations, cash flows or financial condition. The Company's international leasing operations also can be adversely affected by tariff barriers and political instability in foreign countries.

Employees

The Company had 874 employees at September 30, 1998.

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

------------------
ITEM 2. PROPERTIES
------------------

The Company maintains 94 facilities for the storage and distribution of its OTR and intermodal equipment throughout North America, occupying 688 acres, of which 379 acres are owned. These facilities generally occupy 2 to 16 acres. The Company also maintains six chassis pools at various customer locations. The international marine container operations are managed from 15 Company offices and 8 agency locations, which utilize 159 independent depot locations worldwide to store and maintain equipment.

-------------------------
ITEM 3. LEGAL PROCEEDINGS
-------------------------

From time to time, the Company is involved in various claims and legal actions arising out of the normal course of its business. Currently, there are no pending claims or actions that management believes will have a material adverse effect on the Company's financial position and results of operations.

-----------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matter was submitted to stockholders of the Company during the fourth quarter of 1998.

---------------------------------------------
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

LEWIS RUBIN (60) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President
of Gelco Corporation from 1984 to 1988.   Mr. Rubin was elected President and
Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

ROBERT B. BLAKELEY (38) - Vice President and Controller. Mr. Blakeley joined the Company in 1984, was promoted to Assistant Controller in 1987 and was elected Controller and Chief Accounting Officer in 1991. Mr. Blakeley was elected to his present position in 1996.

JEFFREY R. BLUM (46) - Vice President, Administration and Human Resources. Mr. Blum joined the Company in 1995 as Vice President of Human Resources and was elected to his current position in 1996. Prior to 1995, Mr. Blum served in similar capacities at First Winthrop Corporation from 1993 to 1995 and Signal Capital Corporation prior to 1993.

MICHAEL K. FOX (52) - Vice President, XTRA Intermodal. Mr. Fox joined the Company in 1981 and has held several managerial positions. He was elected Divisional Executive Vice President, XTRA Intermodal in 1993. He was elected to his present position in 1994.

WILLIAM H. FRANZ (47) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and was elected to the position of Divisional Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

THOMAS A. GIACCHETTO (33) - Chief Counsel and Secretary. Mr. Giacchetto joined the Company in 1995 as Senior Corporate Counsel. He was elected to his present position in April 1998. Prior to joining the Company, Mr. Giacchetto was an associate with Hutchins, Wheeler & Dittmar, a Boston law firm, from 1990 through 1995.

FREDERICK M. GUTTERSON (56) - Vice President, XTRA International. Mr. Gutterson had been President and Chief Executive Officer of Matson Leasing Company, Inc. since its inception in 1989. He was elected to his present position in 1995 following the Matson acquisition.

CHRISTOPHER P. JOYCE (37) - Vice President and Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected Treasurer in 1993. Mr. Joyce was elected to his present position in 1996.

MICHAEL J. SOJA (49) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978 and Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.

-----------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 12, 1998 was 732. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1997 and 1998.

                                                                 Dividends
                                               High     Low      Declared
1997:    First Quarter                       $47 1/8  $40 1/8      $.18
         Second Quarter                       43 3/4   40 1/2       .20
         Third Quarter                        49       41 1/4       .20
         Fourth Quarter                       57 1/4   42           .20

1998:    First Quarter                        60       50           .20
         Second Quarter                       66 1/16  57 3/4       .22
         Third Quarter                        64 13/16 45 1/2       .22
         Fourth Quarter                       62 7/8   46 5/16        -

The Company paid quarterly cash dividends on its Common Stock from January 1977 through the third quarter of 1998. The Company agreed under the terms of the Recapitalization Merger Agreement not to pay dividends on the Company Common Stock pending consummation of the Merger (see Note 13 of the Notes to Consolidated Financial Statements). Future dividends, if any, will be determined by the Board of Directors and will be dependent upon the earnings, financial condition, and cash requirements of the Company and other relevant factors existing at the time.

The Company's sources of funds for the payment of dividends on its capital stock are advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries, and external financing. The Company's loan agreements contain covenants that restrict the payment of dividends or repurchases of common stock by the Company and certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA, Inc. Under the most restrictive provisions of the Company's loan agreements, the repurchase of common stock and/or the amount of cash dividends which could be paid on the Company's capital stock was limited to $168 million at September 30, 1998. The Company had agreed in the Recapitalization Merger Agreement not to repurchase any shares of Company Common Stock pending consummation of the Merger (see Note 13 of the Notes to Consolidated Financial Statements).

-------------------------------
ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

This information is set forth in the table appearing on page 1 of the Company's 1998 Annual Report, which table is incorporated herein by reference.

-------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The information required by this item appears in the Company's 1998 Annual Report beginning at page 25 and is incorporated herein by reference.

-------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company has financed its operations with a combination of short-term borrowings and longer term financing. The Company borrows on a short-term basis by issuing commercial paper and using several uncommitted lines of credit. The Company's short-term borrowings are principally at variable rates and at September 30, 1998, constitute approximately 16% of total borrowings with the balance representing long-term fixed rate borrowings. At September 30, 1998 the fair value of the Company's long-term debt was $866 million. A 10% change in interest rates would result in a $16 million change in the fair value of the long-term debt.

The Company's earnings are affected by fluctuations in the exchange rate of the U.S. dollar as compared to the Mexican Peso and Canadian dollar. These earnings fluctuations are primarily a result of the Company investments in and financing of these operations, as opposed to operating results.

---------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

For the Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries, see Index to Financial Statements on page 21 of the Company's 1998 Annual Report, which Financial Statements and Supplementary Data are incorporated herein by reference.

-----------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

Not Applicable.

PART III.


-----------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

(a) DIRECTORS - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") under the caption "Information with Respect to Director Nominees," which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

(b) EXECUTIVE OFFICERS - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

-------------------------------
ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

This information is contained in the 1999 Proxy Statement under the captions "Executive Compensation Tables" and "Compensation of Directors." Such information is incorporated herein by reference.

-----------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

This information is contained in the 1999 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More Than Five Percent of Voting Securities." Such information is incorporated herein by reference.

-------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

This information is contained in the 1999 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions." Such information is incorporated herein by reference.

PART IV.


-----------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a) Required exhibits are included only in the Form 10-K filed with the Securities and Exchange Commission.

(b) The Company filed a Current Report on Form 8-K, dated November 20, 1998, which disclosed certain financial information for the fiscal fourth quarter ended September 30, 1998, and a Current Report on Form 8-K, dated December 15, 1998, disclosing the conditions of the merger agreement termination.

(c) For Financial Statements and Schedule, see Index to Financial Statements on page 21 of the Company's 1998 "Annual Report, which Financial Statements and Schedule are incorporated herein by reference.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                                BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                   -----------------------------------------
                (Millions of dollars, except per share amounts)


                                                           1998         1997
                                                        ----------    ---------
Assets
------
Investment in subsidiary                                $     413     $    359
Advances to subsidiaries                                       12           11
                                                        ----------    ---------
                                                        $     425     $    370
                                                        ==========    =========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Accrued expenses                                        $       6     $      6
                                                        ----------    ---------
     Total liabilities                                          6            6

Commitments and contingencies:

Stockholders' equity:
Preferred stock, without par value;
      total authorized:  3,000,000 shares

Common stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     15,372,903 shares at September 30, 1998
     and 15,276,600 at September 30, 1997                       8            8
Capital in excess of par value                                 57           52
Retained earnings                                             354          304
                                                        ----------    ---------
     Total stockholders' equity                               419          364
                                                        ----------    ---------
                                                        $     425     $    370
                                                        ==========    =========

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1998
                              ------------------
                (Millions of dollars, except per share amounts)


                                           1998          1997          1996
                                         --------       -------       -------
Equity in earnings of subsidiaries      $     59        $   43        $   41
Other income                                   8             -             -
                                         --------       -------       -------
                                              67            43            41

Selling and administrative expenses            7             -             -
                                         ========       =======       =======
    Net income                           $    60        $   43        $   41
                                         ========       =======       =======

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                      SCHEDULE 1


                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1998
                             (Millions of dollars)


                                                                        1998                1997               1996
                                                                    -------------       -------------       ------------
Cash flows from operations:
   Net income                                                       $         60        $         43        $        41
   Deduct non-cash income and expense items:
      Equity in earnings of subsidiaries                                     (59)                (43)               (41)
   Add other cash items:
      Dividends received from subsidiary                                       5                  25                 57
      Net change in receivables, other assets, accounts
      payable and accrued expenses                                            (1)                 (1)                (1)
                                                                    -------------       -------------       ------------
        Total cash provided from operations                                    5                  24                 56
                                                                    -------------       -------------       ------------

Cash flows from financing activities:
   Options exercised, net of related tax benefits                              5                   1                  1
   Repurchase of common stock, net                                             -                 (13)               (46)
   Dividends paid                                                            (10)                (12)               (11)
                                                                    -------------       -------------       ------------
       Total cash used for financing activities                               (5)                (24)               (56)
                                                                    -------------       -------------       ------------

Net increase (decrease) in cash                                                -                   -                  -
Cash at beginning of period                                                    -                   -                  -
                                                                    -------------       -------------       ------------
Cash at end of period                                               $          -        $          -        $         -
                                                                    =============       =============       ============

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

     Other Income

     Other income includes management fees received by the Parent Company from the subsidiaries. Prior to 1998, these management fees were earned by a subsidiary of the Parent Company.

     Operating Expenses

     All administrative and interest expenses incurred by the Parent Company are charged to its direct and indirect wholly-owned subsidiaries. Prior to 1998, these expenses were incurred by a subsidiary of the Parent Company.

(B)  Capital Stock
     -------------

     Dividends

     XTRA Corporation declared cash dividends of $.64, $.78, and $.70 per share in the years ended September 30, 1998, 1997, and 1996, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $10 million, $12 million, and $11 million during fiscal 1998, 1997, and 1996, respectively. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Repurchase of Common Stock

     The Parent Company's Board of Directors has authorized the repurchase of up to $200 million of its common stock. The timing of the repurchases, which could occur over an extended period of time, will depend on price, market conditions and other factors. As of November 12, 1998, the Parent Company had repurchased approximately $79 million of common stock.

(C)  Debt and Transfers to Subsidiaries
     ----------------------------------

     The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 3 of the Parent Company's consolidated 1998 Annual Report.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in XTRA Corporation's Annual Report to stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, and have issued our report thereon dated November 11, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 11, 1998

----------
SIGNATURES
----------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   XTRA Corporation
   (Registrant)

   By /s/ Lewis Rubin
   -------------------------------------
   President and Chief Executive Officer

   November 12, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                                       Date
--------------------------------------------------------------------------------
/s/ Robert B. Goergen          Chairman of the                November 12, 1998
                               Board of Directors

/s/ Robert M. Gintel           Vice Chairman of the           November 12, 1998
                               Board of Directors

/s/ Lewis Rubin                President, Chief Executive     November 12, 1998
                               Officer and Director

/s/ Michael J. Soja            Vice President                 November 12, 1998
                               and Chief Financial Officer

/s/ Robert B. Blakeley         Vice President and Controller  November 12, 1998

/s/ Michael D. Bills           Director                       November 12, 1998

/s/ H. William Brown           Director                       November 12, 1998

/s/ Michael N. Christodolou    Director                       November 12, 1998

/s/ Herbert C. Knortz          Director                       November 12, 1998

/s/ Francis J. Palamara        Director                       November 12, 1998

/s/ Martin L. Solomon          Director                       November 12, 1998

                                 EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                        (for fiscal year ended 9/30/98)


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

4.2.2 Second Supplemental Indenture, dated as of May 16, 1997, to the Indenture identified in Exhibit 4.2 above, between XTRA, Inc., the Registrant and State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 4.2.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

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

10.13 Economic Profit Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.14 Severance Agreement, dated as of December 8, 1997, between the Registrant and Lewis Rubin (filed with the Securities and Exchange Commission as
       Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.15 Severance Agreement, dated as of December 8, 1997, between the Registrant and William H. Franz (filed with the Securities and Exchange Commission as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.16 Severance Agreement, dated as of December 8, 1997, between the Registrant and Michael J. Soja (filed with the Securities and Exchange Commission as
       Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.17 Severance Agreement, dated as of December 8, 1997, between the Registrant and Michael K. Fox (filed with the Securities and Exchange Commission as
       Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.18 Agreement, dated as of December 1994, between Matson Leasing Company, Inc. and Frederick M. Gutterson, assumed by XTRA, Inc. as of June 30, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.19 Form of Severance Agreement entered into between the Registrant and certain officers of the Registrant (filed with the Securities and Exchange Commission as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.20 1997 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference).

11.2   Statement re:  calculation of weighted average shares outstanding

12.1   Statement re:  computation of ratios (XTRA Corporation).

12.2   Statement re: computation of ratios (XTRA, Inc.).

13.1   Five Year Selected Financial Data.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended September 30, 1998 (not covered by the Report of Independent Public Accountants).

13.3   XTRA Corporation and Subsidiaries Consolidated Financial Statements.

21     Subsidiaries of Registrant.

23     Consent of Independent Public Accountants.

27     Financial Data Schedule.

27.1   Amended Financial Data Schedule