Form 10-Q
period 1998-12-31
XTRA CORP /DE/
filed 1999-02-11
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended     December 31, 1998
                          ------------------------------------------------------

Commission File Number              1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                           06-0954158
-------------------------------                          -----------------------
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

                                            Yes  X       No
                                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at February 3, 1999
-----------------------                        -------------------------------
Common Stock, Par Value                                  13,848,177
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                                               Page No.
                                                                                               --------
Part I.    Financial Information
           ---------------------

           Management Representation.............................................................  3

           Consolidated Balance Sheets
             December 31, 1998 and September 30, 1998............................................  4

           Consolidated Income Statements
             For the Three Months Ended
             December 31, 1998 and 1997..........................................................  5

           Consolidated Statements of Cash Flows
             For the Three Months Ended
             December 31, 1998 and 1997..........................................................  6

           Consolidated Statements of Stockholders' Equity
             For the Period September 30, 1997
             Through December 31, 1998...........................................................  7

           Notes to Consolidated Financial Statements............................................  8

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................................  12

Part II.  Other Information

          Item 5.          Other Matters.........................................................  17

          Item 6.          Exhibits and Reports on Form 8-K......................................  19

          Item 7A.         Quantitative and Qualitative Disclosures about Market Risk............  20

          Signatures       ......................................................................  21

          Exhibit Index    ......................................................................  22


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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Millions of dollars, except per share amounts)



                                                             December 31,
                                                               1998                 September 30,
                                                            (unaudited)               1998 (1)
                                                         ------------------       ------------------
Assets
------
Property and equipment                                   $           2,236        $         $ 2,200
Accumulated depreciation                                              (772)                    (748)
                                                         ------------------       ------------------
     Net property and equipment                                      1,464                    1,452
Lease contracts receivable                                              42                       42
Trade receivables, net                                                  66                       64
Other assets                                                            20                       14
Cash                                                                     -                        3
                                                         ------------------       ------------------
                                                         $           1,592        $           1,575
                                                         ==================       ==================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                                     $             801        $             802
Deferred income taxes                                                  298                      287
Accounts payable and accrued expenses                                   63                       78
                                                         ------------------       ------------------
     Total liabilities                                               1,162                    1,167
                                                         ------------------       ------------------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     15,457,403 shares at December 31, 1998
     and 15,372,903 shares at September 30, 1998                         8                        8
Capital in excess of par value                                          61                       57
Retained earnings                                                      372                      354
Cumulative translation adjustment                                      (11)                     (11)
                                                         ------------------       ------------------
     Total stockholders' equity                                        430                      408
                                                         ------------------       ------------------
                                                         $           1,592        $           1,575
                                                         ==================       ==================


(1) Derived from XTRA Corporation's audited September 30, 1998 financial statements.

    The accompanying notes are an integral part of these consolidated financial statements.

                        XTRA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                 (Millions of dollars, except per share amounts)
                                   (Unaudited)



                                                                            Three Months Ended
                                                                              December 31,
                                                                     1998                     1997
                                                                 --------------           -------------
Revenues                                                         $         123            $        121

Operating expenses
     Depreciation on rental equipment                                       38                      38
     Rental equipment operating expenses                                    29                      27
     Selling and administrative expense                                     11                      11
                                                                 --------------           -------------
                                                                            78                      76
                                                                 --------------           -------------

          Operating income                                                  45                      45

Interest expense                                                            14                      15
                                                                 --------------           -------------

          Income from operations before
           provision for income taxes and unusual item                      31                      30

Unusual item:  costs related to terminated merger                            1                       -
                                                                 --------------           -------------

          Pretax income                                                     30                      30

Provision for income taxes                                                  12                      12
                                                                 --------------           -------------
Net income                                                       $          18            $         18
                                                                 ==============           =============


Earnings per basic common share                                  $        1.18            $       1.18
Basic shares outstanding (in millions)                                    15.4                    15.3

Earnings per diluted common share                                $        1.18            $       1.17
Diluted shares outstanding (in millions)                                  15.4                    15.4

Cash dividends declared per share                                $           -            $       0.20




The accompanying notes are an integral part of these consolidated financial statements.

                        XTRA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                 (Millions of dollars, except per share amounts)
                                   (Unaudited)



                                                                   Three Months Ended
                                                                      December 31,
                                                                1998                1997
                                                            -------------       -------------
Cash flows from operations:
   Net income                                               $         18        $         18
   Add non-cash income and expense items:
     Depreciation and amortization, net                               38                  38
     Deferred income taxes, net                                       11                  10
     Bad debt expense                                                  1                   1
   Add other cash items:
      Net change in receivables, other assets,
      payable and accrued expenses                                   (21)                (18)
      Cash receipts from lease contracts receivable                    6                   6
      Recovery of property and equipment net book value                4                   6
                                                            -------------       -------------
        Total cash provided from operations                           57                  61
                                                            -------------       -------------


Cash used for investment activities:
   Additions to property and equipment                               (59)                (19)
                                                            -------------       -------------
       Total cash used for investing activities                      (59)                (19)
                                                            -------------       -------------


Cash flows from financing activities:
   Payments of debt                                                   (1)                (39)
   Dividends paid                                                      -                  (3)
                                                            -------------       -------------
       Total cash used for financing activities                       (1)                (42)
                                                            -------------       -------------


Net decrease in cash                                                  (3)                  -
Cash at beginning of period                                            3                   4
                                                            -------------       -------------
Cash at end of period                                       $          -        $          4
                                                            =============       =============

Total interest paid                                         $         23        $         25
Total net income taxes paid                                 $          -        $          1


The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 Three months ended December 31, 1997 and 1998
                 ---------------------------------------------
                             (Millions of dollars)
                                  (Unaudited)

                                                        Common
                                                         Stock       Capital in                   Cumulative
                                                        $ 0.50        Excess of      Retained     Translation   Comprehensive
                                                       Par Value      Par Value      Earnings     Adjustment       Income
                                                      ------------  --------------  -----------   -----------   --------------
Balance at September 30, 1997                         $         8    $         52   $      304    $       (4)
Net income                                                      -               -           18             -     $         18
Foreign currency translation adjustment                         -               -            -            (3)              (3)
Common stock cash dividends
  declared at $.64 per share                                    -               -           (3)            -

                                                      ------------  --------------  -----------   -----------   --------------
Balance at December 31, 1997                                    8   $          52   $      319    $       (7)   $          15
                                                      ============  ==============  ===========   ===========   ==============

Balance at September 30, 1998                                   8   $          57   $      354    $      (11)

Net income                                                      -               -           18             -    $          18
Foreign currency translation adjustment                         -               -            -             -                -
Shares granted under restricted stock plan,
  forfeitures, options exercised, and
  related tax benefits                                          -               4            -             -

                                                      ------------  --------------  -----------   -----------   --------------
Balance at December 31, 1998                          $         8   $          61   $      372    $      (11)   $          18
                                                      ============  ==============  ===========   ===========   ==============




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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the three months ended December 31, 1998 the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $80 million at December 31, 1998 and $72 million at September 30, 1998.

(4) During the first quarter, the Company terminated its proposed merger with Wheels MergerCo. As a result, XTRA recorded approximately $1 million in the first quarter of 1999 as an unusual item on the income statement. These costs represent the balance of expenses related to the terminated merger. XTRA incurred a total of $1.4 million of costs of which approximately half were recorded during the fourth quarter of fiscal 1998. Excluding the one-time unusual charge of $1 million related to the terminated merger, net income and earnings per share would have been $19 million and $1.20 respectively for the three months ended December 31, 1998.

(5) In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), which requires companies to report all non-owner changes in equity during a period in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity.

(6) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:



Selected Income Statement Data:
------------------------------
(Millions of dollars)


For the three months ended December 31,                             1998                      1997
                                                             --------------------      --------------------
Revenues                                                     $               123       $               121
Pretax income                                                                 31                        30
Net income                                                                    19                        18


Selected Balance Sheet Data:
----------------------------                                    December 31,             September 30,
(Millions of dollars)                                               1998                     1998
                                                            ---------------------     ---------------------

Net property and equipment                                  $              1,464      $              1,452
Receivables, net                                                             108                       106
Other assets                                                                  15                        17
                                                            ---------------------     ---------------------
   Total assets                                             $              1,587                     1,575
                                                            =====================     =====================

Debt                                                        $                801      $                802
Deferred income taxes                                                        298                       287
Other liabilities                                                             67                        84
                                                            ---------------------     ---------------------
   Total liabilities                                                       1,166                     1,173
                                                            ---------------------     ---------------------

Stockholders' equity                                                         421                       402
                                                            ---------------------     ---------------------
   Total liabilities and stockholders' equity               $              1,587      $              1,575
                                                            =====================     =====================

(7) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                                          Three Months Ended
                                                                            December 31,
                                                                     1998                     1997
                                                               ----------------           -------------
Net income (numerator)                                         $             18           $          18
                                                               ================           =============

Computation of  Basic Shares Outstanding (in
--------------------------------------------
thousands, except per share amounts)
-----------------------------------

Weighted average number of basic
   shares outstanding (denominator)                                     15,373                  15,283
                                                               ================           =============

Basic earnings per common share                                $          1.18            $       1.18
                                                               ================           =============

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
-----------------------------------------

Weighted average number of basic shares outstanding                     15,373                  15,283

Common stock equivalents for diluted shares outstanding:                     7                      84
                                                               ----------------           -------------

Weighted average number of diluted
   shares outstanding (denominator)                                     15,380                  15,367
                                                               ================           =============

Diluted earnings per common share                              $          1.18            $       1.17
                                                               ================           =============


(8) On January 25, 1999, XTRA announced that it had repurchased $65 million of its common stock as part of a $90 million current year stock repurchase plan. As of February 8, 1999, an additional $2 million of common stock has been repurchased, leaving $23 million remaining of its $90 million repurchase plan. The Company has repurchased 1.6 million shares of its common stock for $67 million thus far in fiscal 1999, representing approximately 10% of the total shares outstanding at the beginning of the year.

(9) XTRA announced a plan to centralize Company-wide administrative functions into a Shared Service Center located in St. Louis, Missouri. The Company will consolidate its financial, accounting, human resources, and information technology operations into one location to achieve cost savings and gain efficiencies. These functions are decentralized currently and are located in XTRA's divisional and corporate offices. The new structure will also position the Company to support growth with minimal incremental administrative costs. The Company anticipates that the transition to the Shared Service Center will be completed by the end of fiscal 1999. XTRA expects to record a one-time charge of approximately $4 million, or $2 million after tax, in its second fiscal quarter principally related to severance costs associated with the restructuring.

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

         XTRA Corporation leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, marine containers, intermodal trailers, chassis, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, industry downturns tend to lengthen the collection period of certain receivables.

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

         XTRA's marine container leasing operation reduces XTRA's dependence on the North American transportation industry. Although the marine container business is international, substantially all transactions are denominated in U.S. dollars.

The Three Months Ended December 31, 1998
----------------------------------------
Versus the Three Months Ended December 31, 1997:
------------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

         Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization. Utilization, the ratio of revenue-earning units to the total fleet, is derived from billing information, usage reports and other information from customers, assumptions based on historical experience, and equipment inventories taken at Company depots, and is an approximation. Utilization is impacted by the supply of, and demand for, available equipment, the level of economic activity in North America, and world trade activity.

         The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended December 31, 1998 and 1997. The Company's average fleet size and net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                               Three Months Ended
                                                                 December 31,
                                                           1998                 1997
                                                      --------------       --------------
XTRA Lease
----------
Utilization                                                     92%                  95%
Units                                                        82,000               79,000
Net investment in equipment (in millions)             $         794        $         723

XTRA Intermodal:
----------------
Utilization                                                     86%                  85%
Units                                                        53,000               53,000
Net investment in equipment (in millions)             $         277        $         301

Total North America:
--------------------
Utilization                                                     90%                  91%
Units                                                       135,000              132,000
Net investment in equipment (in millions)             $       1,071        $       1,024

International:
-----------
Utilization                                                     74%                  84%
Units                                                       165,000              163,000
Net investment in equipment (in millions)             $         384        $         413

Consolidated:
-------------
Utilization                                                     86%                  90%
Units                                                       300,000              295,000
Net investment in equipment (in millions)             $       1,455        $       1,437

         Revenues increased by 2% or $2 million for the three months ended December 31, 1998 over the same period a year ago. The Company's average equipment utilization declined from 90% in the first quarter of fiscal year 1998 to 86% in the first quarter of fiscal 1999. Average net investment in equipment increased by $18 million from the same quarter of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in intermodal trailers and marine containers.

         The Company's North American revenues increased $5 million from the same quarter a year ago due to an improvement in lease rates, partially offset by a slight decline in working units. The Company's North American utilization averaged 90% in the first quarter of fiscal 1999, as compared to 91% in the comparable prior year period. XTRA Lease's revenues increased $5 million from the comparable prior year quarter due to an improvement in lease rates as well as strong levels of domestic freight leading to more over-the-road trailer working units. XTRA Lease's utilization averaged 92% on a larger total fleet size in the current quarter, compared to 95% in the comparable prior quarter. XTRA Intermodal's revenues remained unchanged from the first quarter of fiscal 1998 due to improved lease rates, offset by a slight decline in intermodal trailer working units. XTRA Intermodal's utilization averaged 86% in the first quarter of fiscal 1999, compared to 85% in the same period of fiscal 1998.

         The Company's North American over-the-road trailer fleet averaged 80,000 units, or 54% of average net investment in equipment in the first quarter of fiscal year 1999, compared to 76,000 units, or 49% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 22,000 units, or 10% of average net investment in equipment in the first quarter of 1999, versus 23,000 units, or 12% of average net investment in equipment, in the comparable prior year period.

         International revenues decreased $3 million from the same quarter of the prior year, primarily due to a decrease in working units. Although XTRA International's lease rates remained stable as compared to the first quarter of 1998, they continue to be at low levels for the Company and the industry as a whole. Equipment utilization declined to 74% from 84% in the comparable prior year period. Excess capacity in the international container leasing industry continues to adversely affect XTRA International's equipment utilization. The Company's average international fleet size increased to 165,000 units in the first quarter of fiscal 1999 from 163,000 units in the comparable prior year period due primarily to capital spending in early fiscal year 1998. XTRA is currently reviewing a number of specific strategic options with regard to the International business.

Operating Expenses
------------------

         Total operating expenses increased by 3% or $2 million for the three months ended December 31, 1998 from the same period of fiscal 1998. Depreciation and selling and administrative expenses remained unchanged from the comparable prior year period. Rental equipment operating expense increased by 7% or $2 million due to approximately $1 million in increased storage costs associated with fewer working international containers, as well as approximately $1 million in repair and maintenance costs.

Interest Expense
----------------

         Interest expense decreased by 7% or $1 million for the three months ended December 31, 1998 from the same period of fiscal 1998, due primarily to lower average net debt outstanding.

Unusual Item:  Costs Related to Terminated Merger
-------------------------------------------------


         During the first quarter, the Company terminated its proposed merger with Wheels MergerCo. As a result, XTRA recorded approximately $1 million in the first quarter of 1999 as an unusual item on the income statement. These costs represent the balance of expenses related to the terminated merger. XTRA incurred a total of $1.4 million of costs of which the remainder were recorded during the fourth quarter of fiscal 1998.

Pretax Income
-------------

         Pretax earnings, excluding the impact of the unusual item noted above, increased 3% or $1 million for the three months ended December 31, 1998 over the same period a year ago primarily due to a decline in interest expense.

Provision for Income Taxes
--------------------------

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the three months ended December 31, 1998 the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Share Repurchases
-----------------

         On January 25, 1999, XTRA announced that it had repurchased $65 million of its common stock as part of a $90 million current year stock repurchase plan. As of February 3, 1999, an additional $2 million of common stock has been repurchased, leaving $23 million remaining of its $90 million purchase plan. The Company has repurchased 1.6 million shares of its common stock for $67 million thus far in fiscal 1999, representing approximately 10% of the total shares outstanding at the beginning of the year. The repurchases to date will be accretive to earnings and have increased the debt/equity ratio from approximately 1.9:1.0 to 2.3:1.0, which remains below the Company's target leverage range of 2.5 - 3.0:1.0.

Liquidity and Capital Resources
-------------------------------

         During the three months ended December 31, 1998, the Company generated cash flows from operations of $57 million. During the same period, XTRA invested $59 million in property and equipment. Net debt outstanding (debt less cash) increased $2 million.

         As of February 3, 1999, committed capital expenditures for revenue equipment for fiscal 1999 amounted to approximately $214 million. This amount could increase if business conditions warrant.

         As of February 3, 1999, and after including the $67 million of common stock repurchases in fiscal 1999, XTRA Inc. had $532 million available for future issuance under its $604 million

Shelf Registration. As of February 3, 1999, the Company had $109 million of unused credit available under its $300 million Revolving Credit Agreement.

Year 2000
---------

         The Company has completed an assessment of the majority of its systems and has developed a specific workplan to address the year 2000 issue. The Company's assessment resulted in the identification of certain applications and information systems that needed to be replaced or modified. The applications consisted of certain purchased software packages used on the Company's personal computers and the information systems are primarily those used by the Company's XTRA Intermodal business. With respect to the purchased software packages, work plans were created and new applications were installed to replace each of the purchased software packages with applications that are year 2000 compliant. The Company has completed modification and testing of its systems applications used by the Intermodal business. The Company expects that the total costs to fix its year 2000 issues Company-wide will amount to approximately $1 million.

         The Company is in the process of completing an assessment of the potential risks associated with business disruption as a result of year 2000 issues experienced by the Company's vendors, suppliers and customers. Upon completion of this assessment, the Company will determine whether certain contingency plans should be put in place and what the cost of those plans will be. At this point, the Company has not identified any required contingency plans which would require that material expenditures be made by the Company.

        While the Company does not believe that the year 2000 matters discussed above will have a material impact on its business, financial conditions, or results of operations, no assurances can be given as to what extent the Company may be affected by such matters.

Shared Service Plan
-------------------

         XTRA announced a plan to centralize Company-wide administrative functions into a Shared Service Center located in St. Louis, Missouri. The Company will consolidate its financial, accounting, human resources, and information technology operations into one location to achieve cost savings and gain efficiencies. These functions are decentralized currently and are located in XTRA's divisional and corporate offices. The new structure will also position the Company to support growth with minimal incremental administrative costs. The Company anticipates that the transition to the Shared Service Center will be completed by the end of fiscal 1999. XTRA expects to record a one-time charge of approximately $4 million, or $2 million after tax, in its second fiscal quarter principally related to severance costs associated with the restructuring.

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

AVAILABILITY OF NEW EQUIPMENT
-----------------------------

New equipment is built to the Company's specifications and reflects industry standards and customer needs. The Company obtains new equipment from a number of manufacturers. Certain of these manufacturers have consolidated and, in the process, eliminated manufacturing facilities. These manufacturers are, in turn dependent on the prompt delivery and supply of the components required to assemble the trailers, chassis and containers. Historically, delivery times have varied from three to fifteen months from when the order is placed, and there can be no assurance that equipment will be available at the times or of the types needed by the Company. In addition, it is difficult to accurately predict demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected because of its inability to quickly increase fleet size to take advantage of unexpectedly strong demand due to extended back orders.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits
---      --------

Exhibit No.           Description
-----------           -----------

12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1998 and 1997 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1998 and 1997 for XTRA, Inc.

27                    Financial Data Schedule

(b)         Reports on Form 8-K
            -------------------

         On February 11, 1999, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 1998.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

         The Company has financed its operations with a combination of short-term borrowings and longer term financing. The Company borrows on a short-term basis by issuing commercial paper and using several uncommitted lines of credit. The Company's short-term borrowings are principally at variable rates. Short-term borrowings are back-stopped by the unused borrowing capacity under the Revolving Credit Agreement. They have therefore been classified as Revolving Credit Agreement borrowings. At December 31, 1998, there were no material changes in the market rate risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1998.

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



                                     XTRA CORPORATION
                                     -------------------------------------------
                                     (Registrant)



Date:    February 11, 1999           /s/ Michael J. Soja
         -----------------           -------------------------------------------
                                     Michael J. Soja
                                     Vice President and Chief Financial Officer

Date:    February 11, 1999           /s/ Robert B. Blakeley
         -----------------           -------------------------------------------
                                     Robert B. Blakeley
                                     Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Description                                                                          Page No.
-----------         -----------                                                                          --------
12.1                Statement of the calculation of earnings to fixed charges
                    for the three months ended December 31, 1998 and 1997 for
                    XTRA Corporation                                                                       23


12.2                Statement of the calculation of earnings to fixed charges for the three months
                    ended December 31, 1998 and 1997 for XTRA, Inc.                                        24

27                  Financial Data Schedule                                                                25
