Form 10-Q
period 1999-03-31
XTRA CORP /DE/
filed 1999-05-17
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended                     March 31, 1999
                           -----------------------------------------------------

Commission File Number                            1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            DELAWARE                                          06-0954158
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



                 60 State Street, Boston, Massachusetts  02109
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

                               Yes    X         No
                                   -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at April 30, 1999
------------------------                       -------------------------------
Common Stock, Par Value                                 13,281,927
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------

Part I.  Financial Information
         ---------------------

         Management Representation....................................      3

         Consolidated Balance Sheets
           March 31, 1999 and September 30, 1998......................      4

         Consolidated Statements of Operations
           For the Three Months and Six Months Ended
           March 31, 1999 and 1998....................................      5

         Consolidated Statements of Cash Flows
           For the Six Months Ended
           March 31, 1999 and 1998....................................      6

         Consolidated Statements of Stockholders' Equity
           For the Six Month Periods Ended
           March 31, 1999 and 1998 ...................................      7

         Notes to Consolidated Financial Statements...................      8

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............     11

Part II. Other Information
         -----------------

         Item 4.  Submission of Matter to a Vote of Security Holders..     19

         Item 5.  Other Matters.......................................     19

         Item 6.  Exhibits and Reports on Form 8-K....................     22

         Item 7A. Quantitative and Qualitative Disclosures about
                    Market Risk.......................................     22

         Signatures...................................................     23

         Exhibit Index................................................     24

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

                       XTRA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Millions of dollars, except per share amounts)

                                                     March 31,
                                                       1999      September 30,
                                                    (Unaudited)    1998/(1)/
                                                    -----------    ---------
Assets
------
Property and equipment                              $   2,280      $  2,200
Accumulated depreciation                                 (818)         (748)
                                                    ---------      --------
   Net property and equipment                           1,462         1,452
Lease contracts receivable                                 40            42
Trade receivables, net                                     61            64
Other assets                                               20            14
Cash                                                        3             3
                                                    ---------      --------
                                                    $   1,586      $  1,575
                                                    =========      ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Debt                                                $     881      $    802
Deferred income taxes                                     291           287
Accounts payable and accrued expenses                      83            78
                                                    ---------      --------
   Total liabilities                                    1,255         1,167
                                                    ---------      --------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized:
   30,000,000 shares; issued and outstanding;
   13,280,927 shares at March 31, 1999
   and 15,372,903 at September 30, 1998                     7             8
Capital in excess of par value                              -            57
Retained earnings                                         332           354
Cumulative translation adjustment                          (8)          (11)
                                                    ---------      --------
   Total stockholders' equity                             331           408
                                                    ---------      --------
                                                    $   1,586      $  1,575
                                                    =========      ========


/(1)/ Derived from XTRA Corporation's audited September 30, 1998 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (Millions of dollars, except per share amounts)

                                  (Unaudited)

                                                      Three Months Ended      Six Months Ended
                                                          March 31,              March 31,
                                                       1999        1998        1999      1998
                                                      ------      ------      ------    ------
Revenues                                              $  110      $  109      $  232    $  230

Operating expenses
  Depreciation on rental equipment                        38          38          76        76
  Rental equipment operating expenses                     28          28          56        54
  Selling and administrative expense                      11          11          22        22
  Revenue equipment writedown                             25           -          25         -
  Restructuring costs                                     13           -          13         -
                                                      ------      ------      ------    ------
                                                         115          77         192       152
                                                      ------      ------      ------    ------
    Operating income (loss)                               (5)         32          40        78

Interest expense                                          14          14          28        30
                                                      ------      ------      ------    ------

    Income (loss) from operations before provision
    (benefit) for income taxes and unusual item          (19)         18          12        48

Unusual item: costs related to terminated merger           -           -           1         -
                                                      ------      ------      ------    ------
    Pretax income (loss)                                 (19)         18          11        48

Provision (benefit) for income taxes                      (8)          7           4        19
                                                      ------      ------      ------    ------
Net income (loss)                                     $  (11)     $   11      $    7    $   29
                                                      ======      ======      ======    ======
Basic earnings (loss) per common share                $(0.82)     $ 0.71      $ 0.46    $ 1.89
Basic common shares outstanding (in millions)           13.9        15.3        14.6      15.3

Diluted earnings (loss) per common share              $(0.82)     $ 0.71      $ 0.46    $ 1.88
Diluted common shares outstanding (in millions)         13.9        15.4        14.6      15.4

Cash dividends declared per share                     $    -      $ 0.22      $    -    $ 0.42


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                (Millions of dollars, except per share amounts)

                                  (Unaudited)

                                                          Six Months Ended
                                                               March 31,
                                                           1999       1998
                                                          ------     ------
Cash flows from operations:                               $    7     $   29
  Net income
  Add non-cash income and expense items:
    Depreciation and amortization, net                        75         75
    Restructuring charges and revenue equipment
      writedown                                               38          -
    Deferred income taxes, net                                 4         17
    Bad debt expense                                           2          2
  Add other cash items:
    Net change in receivables, other assets,
    payables and accrued expenses                             (9)         -
    Cash receipts from lease contracts receivable             13         13
    Recovery of property and equipment net book value         10         12
                                                          ------     ------
      Total cash provided from operations                    140        148
                                                          ------     ------

Cash used for investment activities:
  Additions to property and equipment                       (129)       (53)
                                                          ------     ------
    Total cash used for investing activities                (129)       (53)
                                                          ------     ------

Cash flows from financing activities:
  Borrowings of long-term debt                                79          -
  Payments of long-term debt                                   -         87
  Repurchase of common stock                                 (90)         -
  Options issued and related tax benefits                      -          1
  Dividends paid                                               -         (6)
                                                          ------     ------
    Total cash used for financing activities                 (11)       (92)
                                                          ------     ------

Net increase (decrease) in cash                                -          3
Cash at beginning of period                                    3          4
                                                          ------     ------
Cash at end of period                                     $    3     $    7
                                                          ======     ======
Total interest paid                                       $   28     $   30
Total net income taxes paid                               $    -     $    3


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                   Six months ended March 31, 1998 and 1999
                   ----------------------------------------
                             (Millions of dollars)

                                  (Unaudited)


                                                Common
                                                 Stock      Capital in              Cumulative
                                                $ 0.50      Excess of    Retained   Translation   Comprehensive
                                                Par Value   Par Value    Earnings   Adjustment        Income
                                                ---------   ----------   --------   -----------   -------------
Balance at September 30, 1997                   $     8     $     52     $   304      $    (4)

Net income                                            -            -          29            -       $      29
Foreign currency translation adjustment               -            -           -           (2)             (2)
                                                                                                    ---------
Comprehensive Income                                                                                $      27
                                                                                                    =========
Common stock cash dividends
  declared at $.42 per share                          -            -          (6)           -
Options exercised and related tax benefits            -            1           -            -
                                                -------     --------     -------      -------
Balance at March 31, 1998                       $     8     $     53     $   327      $    (6)
                                                =======     ========     =======      =======

Balance at September 30, 1998                   $     8     $     57     $   354      $   (11)

Net income                                            -            -           7            -       $       7
Foreign currency translation adjustment               -            -           -            3               3
                                                                                                    ---------
Comprehensive Income                                                                                $      10
                                                                                                    =========
Shares granted under restricted stock plan,
 forfeitures, options exercised, and                  -            3           -            -
 related tax benefits
Common stock repurchased                             (1)         (60)        (29)           -
                                                -------     --------     -------      -------
Balance at March 31, 1999                       $     7     $      -     $   332     $    (8)
                                                =======     ========     =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the six months ended March 31, 1999, the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $128 million at March 31, 1999 and $72 million at September 30, 1998.

(4) In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), which requires companies to report all non-owner changes in equity during a period in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity.

(5) XTRA recorded one-time charges during the second quarter of fiscal 1999 for establishing a Shared Service Center, restructuring its marine container operations and recording additional depreciation to adjust a portion of its marine container fleet to realizable value. These charges were $4 million, $9 million and $25 million, respectively. The Company will consolidate its financial, accounting, human resources, and information technology operations into a Shared Service Center located in St. Louis, Missouri to achieve cost savings and efficiencies. The Company anticipates that the transition to the Shared Service Center will be completed by the end of fiscal 1999. The $4 million charge is principally related to severance payments and the shutdown and consolidation of existing facilities. XTRA has agreed to outsource the management of its international container leasing business effective June 1, 1999. XTRA recorded a restructuring charge of approximately $9 million related to the costs of closing its XTRA International offices. Approximately one half of the charge is for severance payments and the remainder is related primarily to the write-off of non-revenue assets. Additionally, the Company has identified a number of older and less desirable marine containers that it intends to sell over the next twelve months, and as a result recorded a depreciation charge of $25 million to writedown the containers to their estimated net realizable value. Excluding these charges, net income and diluted earnings per share would have been $11 million and $.0.82 for the three months ended March 31, 1999. Excluding these charges and the one-time unusual charge of $1 million related to the terminated merger made in the first quarter of fiscal 1999, net income and diluted earnings per share would have been $30 million and $2.04 for the six months ended March 31, 1999.

(6) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc.

     The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

     Selected Balance Sheet Data:                   March 31,     September 30,
     ---------------------------                      1999            1998
     (Millions of dollars)                          --------      ------------
     Net property and equipment                      $ 1,462         $ 1,452
     Receivables, net                                    101             106
     Other assets                                         19              17
                                                     -------         -------
          Total assets                               $ 1,582         $ 1,575
                                                     =======         =======

     Debt                                            $   881         $   802
     Deferred income taxes                               291             287
     Other liabilities                                    83              84
                                                     -------         -------
          Total liabilities                            1,255           1,173
                                                     -------         -------

     Stockholders' equity                                327             402
                                                     -------         -------
     Total liabilities and stockholders' equity      $ 1,582         $ 1,575
                                                     =======         =======

Selected Income Statement Data:
------------------------------
(Millions of dollars)

For the three months ended March 31,                  1999           1998
                                                     ------         ------
Revenues                                              $ 110          $ 109
Pretax income (loss)                                    (15)            18
Net income (loss)                                        (8)            11

For the six months ended March 31,                     1999           1998
                                                     ------         ------
Revenues                                              $ 232          $ 230
Pretax income                                            15             48
Net income                                               11             29

(7) The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:


                                                               Three Months Ended      Six Months Ended
                                                                    March 31,               March 31,
                                                              --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
     Net income (loss) (in millions) (numerator)               $   (11)    $    11     $     7     $    29
                                                              ========    ========    ========    ========

     Computation of Basic Shares Outstanding
     ---------------------------------------
     (in thousands, except per share amounts)
     ----------------------------------------

     Weighted average number of basic common shares
     outstanding (denominator)                                  13,895      15,299      14,642      15,291
                                                              ========    ========    ========    ========

     Basic earnings (loss) per common share                    $ (0.82)    $  0.71     $  0.46     $  1.89
                                                              ========    ========    ========    ========


     Computation of Diluted Shares Outstanding
     -----------------------------------------
     (in thousands, except per share amounts)
     ----------------------------------------

     Weighted average common shares outstanding                 13,895      15,299      14,642      15,291

     Common stock equivalents for diluted common shares
     outstanding                                                    --          98           5          74
                                                              --------    --------    --------    --------


     Weighted average number of diluted common shares
     outstanding (denominator)                                  13,895      15,397      14,647      15,365
                                                              ========    ========    ========    ========

     Diluted earnings (loss) per common share                  $ (0.82)    $  0.71     $  0.46     $  1.88
                                                              ========    ========    ========    ========

(8) On March 9, 1999, XTRA announced that it had completed the $90 million repurchase plan announced on January 25, 1999. The Company repurchased 2.2 million shares of its common stock representing 14% of the total shares outstanding at the beginning of the year.

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

     The Company's pretax profits are cyclical, principally due to the variability of the Company's revenues and the high percentage of fixed costs. To moderate this cyclicality, the Company attempts to maintain a balance between the amount of equipment leased on a per diem and term basis and maintains a mix of various types of freight transportation equipment available for lease. The Company has historically maintained a high proportion of its debt at fixed rates to reduce the impact of fluctuations in interest rates.

     XTRA's marine container leasing operation reduces XTRA's dependence on the North American transportation industry. Although the marine container business is international, substantially all transactions are denominated in U.S. dollars.

The Three Months Ended March 31, 1999
--------------------------------------
Versus the Three Months Ended March 31, 1998:
---------------------------------------------

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

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended March 31, 1999 and 1998. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.



The Three Months Ended March 31, 1999
--------------------------------------
Versus the Three Months Ended March 31, 1998:
---------------------------------------------

                                                         Three Months Ended
                                                             March 31,
                                                         1999          1998
                                                       --------      --------
XTRA Lease
----------
Utilization                                                  83%           88%
Units                                                    83,000        77,000
Net investment in equipment (in millions)              $    824      $    712

XTRA Intermodal:
---------------
Utilization                                                  78%           79%
Units                                                    54,000        54,000
Net investment in equipment (in millions)              $    273      $    292

Total North America:
-------------------
Utilization                                                  81%           85%
Units                                                   137,000       131,000
Net investment in equipment (in millions)              $  1,097      $  1,004

International:
-------------
Utilization                                                  69%           82%
Units                                                   163,000       165,000
Net investment in equipment (in millions)              $    361      $    409

Consolidated:
------------
Utilization                                                  78%           84%
Units                                                   300,000       296,000
Net investment in equipment (in millions)              $  1,458      $  1,413

     Revenues increased by 1% or $1 million for the three months ended March 31, 1999 over the same period a year ago. The Company's average equipment utilization declined from 84% in the second quarter of fiscal year 1998 to 78% in the second quarter of fiscal 1999. Average net investment in equipment increased by $45 million from the same quarter of the prior year due primarily to an increase in the over-the-road fleet which more than offset a decline in the net investment in the marine container and intermodal equipment fleets. For the full fiscal year 1999, average equipment utilization is expected to be less than the 1998 average of 86%.

     The Company's North American revenues increased $5 million from the same quarter a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in over-the-road lease rates. The Company's North American utilization averaged 81% in the second quarter of fiscal 1999, as compared to 85% in the comparable prior year period. Increasing demand for equipment was reflected in increased truck tonnage, which is an indicator of domestic freight levels in the U.S. XTRA Lease's revenues increased $5 million from the comparable prior year quarter due to an improvement in lease
rates as well as   more over-the-road trailer working units. XTRA Lease's
utilization averaged 83% on a larger total fleet size in the current quarter, compared to 88% in the comparable prior quarter. XTRA Intermodal's revenues remained unchanged from the first quarter of fiscal 1998. XTRA Intermodal's utilization averaged 78% in the first quarter of fiscal 1999, compared to 79% in the same period of 1998.

     The Company's North American over-the-road trailer fleet averaged 81,000 units, or 56% of average net investment in equipment in the second quarter of fiscal year 1999, compared to 75,000 units, or 49% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 22,000 units, or 10% of average net investment in equipment in the second quarter of 1999, versus 23,000 units, or 11% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $4 million from the same quarter of the prior year, primarily due to fewer working units and, to a lesser extent, to lower average lease rates. Equipment utilization declined to 69% from 82% in the comparable prior year period. The Company's average international fleet size of 163,000 units in the second quarter of fiscal 1999 was approximately the same as the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses, excluding one-time charges, were approximately the same in the three months ended March 31, 1999 as in the same period of fiscal 1998. A decline in rental equipment operating expense in North America was offset by higher storage and repositioning costs at XTRA International.

One-Time Charges Included in Operating Loss
-------------------------------------------

     XTRA recorded a one-time charge of $4 million in the second fiscal quarter of 1999 to consolidate its financial, accounting, human resources, and information technology operations into a Shared Service Center located in St. Louis, Missouri to achieve cost savings and gain efficiencies. Approximately $2 million of the charge is related to severance payments. The remainder is provided for the shutdown and consolidation of existing facilities.

     XTRA announced that it had agreed to outsource the management of its international container leasing business effective June 1, 1999 to Textainer Equipment Management Limited, a major equipment lessor. The agreement allows the Company to achieve economies of scale by having its fleet managed by a quality container lessor like Textainer with its significantly larger fleet and cost effective infrastructure. XTRA recorded a one-time charge of $9 million for the costs of closing its XTRA International offices in conjunction with this transaction. Approximately one half of the XTRA International restructuring charges is for severance payments and the remainder is related primarily to the write-off of non-revenue assets.

     The Company does not currently anticipate making any further investment in the international container business and will embark on a program to sell older and less desirable equipment located in areas with lower demand. XTRA recorded a one-time depreciation charge of $25 million during the second quarter of fiscal 1999 in order to write down to estimated realizable value the containers that it expects to sell over the next twelve months. Excluding these charges, net income and diluted earnings per share would have been $11 million and $0.82 per share for the three months ended March 31, 1999.

Interest Expense
----------------

     For the three months ended March 31, 1999, interest expense of $14 million was unchanged from the same period of fiscal 1998.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the three months ended March 31, 1999, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

The Six Months Ended March 31, 1999
------------------------------------
Versus the Six Months Ended March 31, 1998: Revenues
-----------------------------------------------------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the six months ended March 31, 1999 and 1998. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                          Six Months Ended
                                                              March 31,
                                                         1999          1998
                                                       --------      --------
XTRA Lease
----------
Utilization                                                  87%           91%
Units                                                    82,000        78,000
Net investment in equipment (in millions)              $    810      $    718

XTRA Intermodal:
---------------
Utilization                                                  82%           82%
Units                                                    54,000        54,000
Net investment in equipment (in millions)              $    275      $    297

Total North America:
-------------------
Utilization                                                  85%           88%
Units                                                   136,000       132,000
Net investment in equipment (in millions)              $  1,085      $  1,015

International:
-------------
Utilization                                                  71%           83%
Units                                                   164,000       164,000
Net investment in equipment (in millions)              $    370      $    411

Consolidated:
------------
Utilization                                                  82%           87%
Units                                                   300,000       296,000
Net investment in equipment (in millions)              $  1,455      $  1,426

     Revenues increased by 1% or $2 million for the six months ended March 31, 1999 over the same period a year ago. The Company's average equipment utilization declined from 87% in the first six months of fiscal year 1998 to 82% in the first six months of fiscal 1999. Average net investment in equipment increased by $29 million from the same period of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the marine container and intermodal equipment fleets. For the full fiscal year 1999, average equipment utilization is expected to be less than the 1998 average of 86%.

     The Company's North American revenues increased $9 million from the same period a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in lease rates. The Company's North American utilization averaged 85% in the first six months of fiscal 1999, as compared to 88% in the comparable prior year period. XTRA Lease's revenues increased $9.0 million from the comparable six months of fiscal 1998 due to an improvement in lease rates as well as more over-the-road trailer working units. XTRA Lease's utilization averaged 87% on a larger total fleet size for the first six months of fiscal 1999, compared to 91% for the first six months of fiscal 1998. XTRA Intermodal's revenues were unchanged from the first six months of fiscal 1998. XTRA Intermodal's utilization averaged 82% in the first six months of fiscal 1999, unchanged from the first six months of 1998.

     The Company's North American over-the-road trailer fleet averaged 80,000 units, or 55% of average net investment in equipment in the first six months of fiscal year 1999, compared to 76,000 units, or 49% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 22,000 units, or 10% of average net investment in equipment in the first half of 1999, versus 23,000 units, or 11% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $7 million from the same period of the prior year, primarily due to fewer working units. Equipment utilization declined to 71% from 83% in the comparable prior year period. Marine container lease rates in the first six months of fiscal year 1999 show a slight decline compared to the comparable prior year period and continue to be at low levels for the Company and the industry as a whole. The Company's average international fleet size was stable at 164,000 units when compared to the first six months of fiscal 1998.

Operating Expenses
------------------

     Total operating expenses, excluding one time charges, increased by 1% or $2 million for the six months ended March 31, 1999 from the same period of fiscal 1998. Depreciation expense was unchanged. Rental equipment operating expense increased by 4% or $2 million due primarily to higher storage and repositioning expenses at XTRA International. Selling and administrative expenses were unchanged.

One-Time Charges Included in Operating Income
---------------------------------------------

     Operating income for the six months ended March 31,1999 includes one-time charges of $4 million to establish the Shared services Center, $9 million for the closing of the XTRA

International offices and $25 million to write down to estimated realizable value the marine containers that XTRA expects to sell over the next twelve months.

Interest Expense
----------------

     Interest expense decreased by 7% or $2 million for the six months ended March 31, 1999 from the same period of fiscal 1998, due to lower average interest rates and lower average net debt outstanding.

Unusual Item: Costs Related to Terminated Merger
------------------------------------------------

     During the first quarter of fiscal 1999, XTRA recorded approximately $1 million as an unusual item on the income statement. These costs represent the balance of expenses related to the terminated merger with Wheels MergerCo. Excluding this unusual charge and the one-time charges included in operating income recorded in the second quarter of fiscal 1999, net income and diluted earnings per share would have been $30 million and $2.04 for the six months ended March 31, 1999.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the six months ended March 31, 1999, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate primarily due to state income taxes.

Share Repurchases
-----------------

     On March 9, 1999, XTRA announced that it had completed the $90 million repurchase plan announced on January 25,1999. The Company has repurchased approximately 2.2 million shares of its common stock representing 14% of the total shares outstanding at the beginning of the year. The repurchases will be accretive to earnings per share and have increased the debt/equity ratio from approximately 1.9:1.0 at December 31, 1998 to 2.6:1.0 at March 31, 1999.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 1999, the Company generated cash flows from operations of $140 million. During the same period, XTRA invested $129 million in property and equipment and repurchased $90 million of common stock. Net debt outstanding (debt less cash) increased $79 million.

     As of April 30, 1999, committed capital expenditures for revenue equipment for fiscal 1999 amounted to $255 million. Any additional capital expenditures for the remainder of fiscal year 1999 will likely be modest.

     As of April 30, 1999, XTRA Inc. had $487 million available for future issuance under its $604 million Shelf Registration. As of April 30, 1999, the Company had $87 million of unused credit available under its $300 million Revolving Credit Agreement.


Year 2000
---------

     The Company has completed an assessment of the majority of its systems and has developed a specific workplan to address the year 2000 issue. The Company's assessment resulted in the identification of certain applications and information systems that needed to be replaced or modified. The applications consisted of certain purchased software packages used on the Company's personal computers and the information systems are primarily those used by the Company's XTRA Intermodal business. With respect to the purchased software packages, work plans were created and new applications were installed to replace each of the purchased software packages with applications that are year 2000 compliant. The Company has completed modification and testing of its systems applications used by the Intermodal business. The Company expects that the total costs to fix its year 2000 issues Company-wide will approximate $1 million.

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


Federal Motor Carrier Safety Regulation
---------------------------------------

     The Company's over-the-road and intermodal equipment is subject to various Federal and state licensing and operating regulations as well as to various industry standards. In early April, 1999 the Federal Highway Administration (the "FHWA") published a rule, effective June 1, 1999, to amend the Federal Motor Carrier Safety Regulations. The rule requires that motor carriers engaged in interstate commerce install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has mandated that motor carriers complete the installation within two years of the effective date of the rule. The Company's over-the-road and intermodal trailers are impacted by the rule, although the number of trailers ultimately impacted will depend upon the ongoing disposition or conversion to off-road use, thereby decreasing the number of trailers that will be effected. The Company currently believes that the cost of complying with the regulation could amount to more than $5 million. The Company currently anticipates that the cost to install the reflective tape will be capitalized and depreciated over the remaining life of the trailers.

                         Part  II  - OTHER INFORMATION
                         -----------------------------

Item 4  - Submission of Matter to a Vote of Security Holders
------------------------------------------------------------

     At the 1999 Annual Meeting of Stockholders held on February 18, 1999, at which a quorum was present, the stockholders re-elected eight of the incumbent Directors by the number of shares of common stock as noted:

(1)  Nominees for the office of Director:

                                           Number of Shares
                                    ----------------------------------
                                       Voted For           Withheld
                                       ---------           --------
     Michael D. Bills                   14,083,094          42,751
     H. William Brown                   14,083,698          42,147
     Michael N. Christodolou            14,083,698          42,147
     Robert B. Goergen                  14,083,298          42,547
     Herbert C. Knortz                  14,082,918          42,927
     Francis J. Palamara                14,081,918          43,927
     Lewis Rubin                        14,083,014          42,831
     Martin L. Solomon                  14,083,698          42,147


 Item 5 - Other Matters
-----------------------


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

VARIABLE REVENUES AND OPERATING RESULTS
---------------------------------------

     The Company's revenues may vary significantly from period to period while a high percentage of its operating costs are fixed. As a result of the variability of the Company's revenues and the Company's limited ability to reduce its fixed operating costs, the Company's profitability may be cyclical and subject to significant fluctuation from period-to-period. The Company's revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization (the ratio of revenue earning equipment to the total fleet). Some of the factors which affect lease rates and working units are competition, economic conditions and world trade activity, the supply of and demand for available equipment, aggressive purchasing of equipment by the Company's customers and competitors leading to an excess supply of equipment and reduced lease rates and utilization, shifting traffic trends in the industry, severe adverse weather conditions, strikes by transportation unions and other factors in the freight transportation industry. The Company's fixed costs include depreciation, a portion of rental equipment operating expenses and selling and administrative expenses.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
---  --------

Exhibit No.    Description
-----------    ----------------------------------------------------------------
 10             Equipment Management Services Agreement, dated as of April 1,
                1999, between XTRA International Ltd. and TexTainer Equipment
                Management Limited.

 12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1999 and 1998 for XTRA
                Corporation

 12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 1999 and 1998 for XTRA, Inc.

 27             Financial Data Schedule

 (b)            Reports on Form 8-K
 ---            -------------------



     On March 22, 1999, a Current Report on Form 8-K was filed by the Company to disclose the retirement of two Directors under Item 5, "Other Events".

     On April 30, 1999, a Current Report on Form 8-K was filed by the Company to disclose certain financial information under Item 5, "Other Events", for the second fiscal quarter ended March 31, 1999.

     On May 7, 1999, a Current Report on Form 8-K was filed by the Company to disclose the retirement of a Director under Item 5, "Other Events".

 Item 7A - Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

     At March 31, 1999, there were no material changes in the market rate risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      XTRA CORPORATION
                                      -------------------------------------
                                      (Registrant)








Date:    May 17, 1999                 /s/ Michael J. Soja
         ------------                 -------------------------------------
                                      Michael J. Soja
                                      Vice President and Chief Financial Officer








Date:    May 17, 1999                 /s/ Thomas S. McHugh
         ------------                 -------------------------------------
                                      Thomas S. McHugh
                                      Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description                                          Page No.
-----------     -------------------------------------------------    --------
10              Equipment Management Services Agreement, dated as
                of April 1, 1999, between XTRA International Ltd.
                and TexTainer Equipment Management Limited.*          10

12.1            Statement of the calculation of earnings to fixed
                charges for the six months ended March 31, 1999
                and 1998 for XTRA Corporation                         26

12.2            Statement of the calculation of earnings to fixed
                charges for the six months ended March 31, 1999
                and 1998 for XTRA, Inc.                               27

27              Financial Data Schedule                               27





*Confidential treatment has been requested for certain portions of this exhibit.