Form 10-Q
period 1999-06-30
XTRA CORP /DE/
filed 1999-08-16
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarterly period ended             June 30, 1999
                                   -------------------------------------


        Commission File Number                    1-7654
                               -----------------------------------------


                                XTRA CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                             06-0954158
        -------------------------------             --------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


                 60 State Street, Boston, Massachusetts  02109
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 367-5000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at August 2, 1999
--------------------------------------            -----------------------------
Common Stock, Par Value $.50 Per Share                     13,187,200

                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

          Management Representation ..................................      3

          Consolidated Balance Sheets June 30, 1999 and September 30,
           1998 ......................................................      4

          Consolidated Income Statements For the Three Months and
           Nine Months Ended June 30, 1999 and 1998 ..................      5

          Consolidated Statements of Cash Flows For the Nine Months
           Ended June 30, 1999 and 1998 ..............................      6

          Consolidated Statements of Stockholders' Equity For the
           Nine Months Ended June 30, 1999 and 1998 ..................      7

          Notes to Consolidated Financial Statements .................      8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................     12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .     22


Part II.  Other Information

          Item 5.   Other Matters ....................................     23

          Item 6.   Exhibits and Reports on Form 8-K .................     25

          Signatures .................................................     26

          Exhibit Index ..............................................     27


                        PART 1 - FINANCIAL INFORMATION

                       XTRA CORPORATION AND SUBSIDIARIES

                       ITEM 1 MANAGEMENT REPRESENTATION


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

     This financial information reflects, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Millions of dollars, except share amounts)



                                                  June 30,
                                                    1999         September 30,
                                                (Unaudited)        1998/(1)/
                                                ------------     ------------
Assets
Property and equipment                                $2,276           $2,200
Accumulated depreciation                                (829)            (748)
                                                ------------     ------------
     Net property and equipment                        1,447            1,452
Lease contracts receivable                                40               42
Trade receivables, net                                    65               64
Other assets                                              20               14
Cash                                                       4                3
                                                ------------      -----------
                                                      $1,576           $1,575
                                                ============      ===========

Liabilities and Stockholders' Equity

Liabilities:
Debt                                                  $  866           $  802
Deferred income taxes                                    299              287
Accounts payable and accrued expenses                     69               78
                                                ------------     ------------
     Total liabilities                                 1,234            1,167
                                                ------------     ------------

Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share;
     authorized: 30,000,000 shares; issued
     and outstanding; 13,268,733 shares at
     June 30, 1999 and 15,372,903 shares at
     September 30, 1998                                    7                8
Capital in excess of par value                             -               57
Retained earnings                                        343              354
Cumulative translation adjustment                         (8)             (11)
                                                ------------     ------------
     Total stockholders' equity                          342              408
                                                ------------     ------------
                                                      $1,576           $1,575
                                                ============      ===========

/(1)/Derived from XTRA Corporation's audited September 30, 1998 financial statements.


The accompanying notes are an integral part of these consolidated financial statments.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
           (Millions of dollars, except share and per share amounts)
                                  (Unaudited)



                                                                Three Months Ended            Nine Months Ended
                                                                     June 30,                      June 30,
                                                               --------------------          --------------------
                                                               1999           1998           1999           1998
                                                               -----          -----          -----          -----
Revenues                                                       $ 111          $ 112          $ 343          $ 342

Operating expenses
     Depreciation on rental equipment                             38             38            114            113
     Rental equipment operating expenses                          29             29             85             83
     Selling and administrative expense                           11             11             32             33
     Revenue equipment writedown                                   -              -             25              -
     Restructuring costs                                           -              -             13              -
                                                               -----          -----          -----          -----
                                                                  78             78            269            229
                                                               -----          -----          -----          -----
          Operating income                                        33             34             74            113

Interest expense                                                  15             14             43             44
                                                               -----          -----          -----          -----

   Income from operations before provision
   for income taxes and unusual item                              18             20             31             69

Unusual item: costs related to terminated merger                   -              -              1              -
                                                               -----          -----          -----          -----
          Pretax income                                           18             20             30             69
Provision for income taxes                                         7              8             12             28
                                                               -----          -----          -----          -----
Net income                                                     $  11          $  12          $  18          $  41
                                                               =====          =====          =====          =====

Basic earnings per common share                                $0.85          $0.80          $1.26          $2.69
Basic common shares outstanding                                 13.2           15.3           14.2           15.3

Diluted earnings per common share                              $0.85          $0.80          $1.26          $2.68
Diluted common shares outstanding                               13.2           15.4           14.2           15.4
Cash dividends declared per share                              $   -          $0.22          $   -          $0.64

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)


                                                            Nine Months Ended
                                                                 June 30,
                                                           1999          1998
                                                         -------       --------
Cash flows from operations:
  Net Income                                              $   18       $    41
  Add non-cash income and expense items:
   Depreciation and amortization, net                        112           113
   Restructuring costs and revenue equipment writedown        38             -
   Deferred income taxes, net                                 12            24
   Bad debt expense                                            3             4
  Add other cash items:
   Net change in receivables, other assets,
    payables and accrued expenses                            (21)          (10)
   Cash receipts from lease contracts receivable              19            19
   Recovery of property and equipment, net book value         17            20
                                                          ------       -------
        Total cash provided from operations                  198           211
                                                          ------       -------

Cash used for investment activities:
  Additions to property and equipment                       (171)         (129)
                                                          ------       -------
        Total cash used for investing activities            (171)         (129)
                                                          ------       -------

Cash flows from financing activities:
  Borrowings of long-term debt                                75             -
  Payments of long-term debt                                 (39)          (45)
  Borrowings (payments) of revolving credit
   agreements, net                                            28           (29)
  Repurchase of common stock                                 (90)            -
  Options exercised and related tax benefits                   -             5
  Dividends paid                                               -           (10)
                                                          ------       -------
        Total cash used for financing activities             (26)          (79)
                                                          ------       -------

Net increase in cash                                           1             3
Cash at beginning of period                                    3             4
                                                          ------       -------
Cash at end of period                                     $    4       $     7
                                                          ======       =======
Total interest paid                                       $   51       $    53
Total net income taxes paid                               $    2       $     3


The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine months ended June 30, 1998 and 1999
                             (Millions of dollars)
                                  (Unaudited)


                                                   Common
                                                    Stock         Capital in                     Cumulative         Total
                                                   $ 0.50         Excess of        Retained      Translation     Stockholders
                                                  Par Value       Par Value        Earnings      Adjustment         Equity
                                                -------------    -------------   -------------   -----------     ------------
Balance at September 30, 1997                    $         8      $        52     $      304      $       (4)      $      360

Comprehensive income:
  Net income                                               -                -             41               -               41
  Foreign currency translation adjustment                  -                -              -              (4)              (4)
Total comprehensive income                                                                                                 37
Common stock cash dividends
  declared at $.64 per share                               -                -            (10)              -              (10)
Options exercised and related tax benefits                 -                5              -               -                5
                                                ------------     ------------    -----------    ------------    -------------
Balance at June 30, 1998                        $          8     $         57    $       335    $         (8)   $         392
                                                ============     ============    ===========    ============    =============

Balance at September 30, 1998                   $          8     $         57    $       354    $        (11)   $         408

Comprehensive Income:
  Net income                                               -                -             18               -               18
  Foreign currency translation adjustment                  -                -              -               3                3
Total comprehensive Income                                                                                                 21
Shares granted under restricted stock plan,
  forfeitures, options exercised, and
  related tax benefits, net                                -                3              -               -                3
Common stock repurchased                                  (1)             (60)           (29)              -              (90)
                                                ------------     ------------    -----------    ------------    -------------
Balance at June 30, 1999                        $          7     $          -    $       343    $         (8)    $        342
                                                ============     ============    ===========    ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        XTRA CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the nine months ended June 30, 1999 the Company recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $99 million at June 30, 1999 and $72 million at September 30, 1998.

     During the third quarter, the Company issued $75 million of Medium-term Notes. The Medium-term Notes included $65 million with a weighted average interest rate of 6.6% and a weighted average life of 9 years and $10 million of three-year floating rate notes with an interest rate based on the London Interbank Offered Rate (LIBOR) plus 61 basis points. At June 30, 1999, the Company has $457 remaining available under the $604 million shelf registration for future debt issuance.

     Effective June 30, 1999, the Company amended and restated its Revolving Credit Agreement with bank commitments totaling $225 million. Pricing is dependent on the Company's credit ratings and the rate is based on a fixed spread over the LIBOR interest rate. At June 30, 1999, the Company had $74 million remaining available under the Revolving Credit Agreement.

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

     The Company is consolidating its financial, accounting, human resources, and information technology operations into a Shared Service Center located in St. Louis, Missouri to achieve cost savings and efficiencies. The Company anticipates that the transition to the Shared Service Center will be substantially complete by the end of fiscal 1999. Approximately $2 million of the total charge of $4 million is related to severance payments and the remainder is provided for the consolidation of existing facilities. During the third quarter, approximately $1 million was charged to this reserve, related to the consolidation of existing facilities and severance payments.

XTRA agreed to outsource the management of its international container leasing business effective June 1, 1999 and recorded a restructuring charge of approximately $9 million related to the costs of closing its XTRA International offices. Approximately half of the charge is for severance payments and the remainder is primarily for the write-off of non-revenue assets. During the third quarter, approximately $3 million for the write off of capitalized software and hardware and $1 million for employee severance costs were charged against the reserve.

Additionally, the Company has identified a number of older and less desirable marine containers that it intends to sell over the next twelve months, and as a result recorded a depreciation charge during the second quarter of fiscal 1999 of $25 million to writedown the containers to their estimated net realizable value. Through June 30, 1999 approximately 5000 containers of the approximate 20,000 that were identified as held for disposal have been sold.

A summary of the Company's restructuring charge activity through June 30, 1999, follows:

                                   Reserve as
                                 established in                     Reserve
                                   the second     Reserve          balance at
                                    quarter       activity       June 30, 1999
                                  ------------   ----------     ---------------

Shared Service Center Transition   $         4    $     1        $          3

Shut Down of XTRA International              9          4                   5
                                   -----------   --------        ------------

      Total                        $        13    $     5        $          8
                                   ===========    ========       ============

Excluding these charges and the one-time unusual charge of $1 million related to the terminated merger made in the first quarter of fiscal 1999, net income and diluted earnings per share would have been $41 million and $2.90 per share for the nine months ended June 30, 1999.

(6) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. In addition, XTRA Corporation generally guarantees the debt of XTRA, Inc. The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

Selected Balance Sheet Data:                      June 30,     September 30,
----------------------------                        1999           1998
(Millions of dollars)                             --------     -------------
Net property and equipment                         $1,447         $1,452
Receivables, net                                      105            106
Other assets                                           20             17
                                                   ------         ------
  Total assets                                     $1,572         $1,575
                                                   ======         ======

Debt                                               $  866         $  802
Deferred income taxes                                 299            287
Other liabilities                                      69             84
                                                   ------         ------
                                                   $1,234         $1,173
                                                   ------         ------

Stockholders' equity                                  338            402
                                                   ------         ------
  Total liabilities and stockholders' equity       $1,572         $1,575
                                                   ======         ======


Selected Income Statement Data:
-------------------------------
(Millions of dollars)
                                                 Three Months Ended June 30,
                                                    1999            1998
                                                 -----------     -----------
Revenues                                            $111            $112
Pretax income                                         18              20
Net income                                            11              12

                                                  Nine Months Ended June 30,
                                                    1999            1998
                                                 -----------     -----------
Revenues                                            $343            $342
Pretax income                                         34              68
Net income                                            22              41

(7) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:




                                                    Three Months Ended                   Nine Months Ended
                                                         June 30,                            June 30,
                                                 -------------------------       --------------------------------
                                                    1999           1998              1999                1998
                                                 ------------   ----------       -------------       ------------
Net income (in millions) (numerator)              $       11     $     12        $       18          $       41
                                                  ==========     ========        ==========          ==========

Computation of Basic Shares Outstanding (in thousands, except per share amounts)

Weighted average number of basic common
   shares outstanding (denominator)                   13,192       15,321            14,160              15,301
                                                  ==========     ========       ===========          ==========

Basic earnings per common share                   $     0.85     $   0.80      $       1.26          $     2.69
                                                  ==========     ========      ============          ==========

Computation of Diluted Shares Outstanding
(in thousands, except per share amounts)

Weighted average common shares outstanding            13,192       15,321            14,160              15,301

Common stock equivalents for diluted common
shares outstanding                                         7           65                 5                  71
                                                  ----------     --------      ------------          ----------

Weighted average number of diluted common
shares outstanding (denominator)                      13,199       15,386            14,165              15,372
                                                  ==========     ========      ============          ==========
Diluted earnings per common share                 $     0.85     $   0.80      $       1.26          $     2.68
                                                  ==========     ========      ============          ==========

(8) In January 1995 and November 1996, the Board of Directors authorized the repurchase of $100 million of the Company's common stock at each date, establishing total authorizations to repurchase $200 million of common stock. For the nine months ended June 30, 1999, the Company repurchased approximately 2.2 million shares for approximately $90 million, which represents 14% of the total shares outstanding at the beginning of the year. As of June 30, 1999, the Company had approximately $31 million of authorization remaining under the overall $200 million stock repurchase authorization.

     Subsequent to June 30, 1999, the Company repurchased 117,000 shares of its common stock for an additional $5 million.

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------
               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------

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

The Three Months Ended June 30, 1999
------------------------------------
Versus the Three Months Ended June 30, 1998:
--------------------------------------------

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

          The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended June 30, 1999 and 1998. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

The Three Months Ended June 30, 1999
------------------------------------
Versus the Three Months Ended June 30, 1998
-------------------------------------------
(Millions of dollars)

                                       Three Months Ended
                                             June 30,
                                       1999           1998
                                     --------       --------
XTRA Lease
----------
Utilization                                84%            89%
Units                                  85,000         78,000
Net investment in equipment          $    861       $    730

XTRA Intermodal:
----------------
Utilization                                74%            79%
Units                                  54,000         54,000
Net investment in equipment          $    267       $    286

Total North America:
--------------------
Utilization                                82%            86%
Units                                 139,000        132,000
Net investment in equipment          $  1,128       $  1,016

International:
--------------
Utilization                                69%            82%
Units                                 160,000        165,000
Net investment in equipment          $    335       $    402

Consolidated:
-------------
Utilization                                78%            84%
Units                                 299,000        297,000
Net investment in equipment          $  1,463       $  1,418

     Revenues decreased by 1% or $1 million for the three months ended June 30, 1999 versus the same period a year ago. The Company's average equipment utilization declined from 84% in the third quarter of fiscal year 1998 to 78% in the third quarter of fiscal 1999. Average net investment in equipment increased by $45 million from the same quarter of the prior year due primarily to an increase in the over-the-road fleet which was partially offset by a decline in the net investment in the marine container and intermodal equipment fleets.

     The Company's North American revenues increased $4 million from the same quarter a year ago due to strong levels of domestic freight leading to more working units, as well as an improvement in over-the-road lease rates. The Company's North American utilization averaged 82% in the third quarter of fiscal 1999, as compared to 86% in the comparable prior year period. XTRA Lease's revenues increased $6 million from the comparable prior year quarter due to an increase in over the road trailer working units as well as an improvement in over the road lease rates. XTRA Lease's utilization averaged 84% on a larger total fleet size in the current quarter, compared to 89% in the comparable prior quarter. XTRA Intermodal's revenues decreased $2 million from the third quarter of fiscal 1998 primarily due to fewer working units. XTRA Intermodal's utilization averaged 74% in the third quarter of fiscal 1999, compared to 79% in the same period of 1998.

     The Company's North American over-the-road trailer fleet averaged 83,000 units, or 58% of average net investment in equipment in the third quarter of fiscal year 1999, compared to 76,000 units, or 51% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 21,000 units, or 9% of average net investment in equipment in the third quarter of 1999, versus 23,000 units, or 11% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $5 million from the same quarter of the prior year, primarily due to fewer working units and, to a lesser extent, to lower average lease rates. Equipment utilization declined to 69% from 82% in the comparable prior year period. The Company's international fleet averaged 160,000 units, or 23% of average net investment in equipment in the third quarter of 1999 versus 165,000 units, or 28% of average net investment, in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses were approximately the same in the three months ended June 30, 1999 as in the same period of fiscal 1998. In North America, a decline in rental equipment operating expense was offset by higher depreciation on rental equipment. At XTRA International, higher storage and repositioning costs were offset by lower depreciation costs.

Interest Expense
----------------

     For the three months ended June 30, 1999, interest expense increased 7% or $1 million from the same period of fiscal 1998 due to higher average net debt outstanding.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the three months ended June 30, 1999, the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.



The Nine Months Ended June 30, 1999
-----------------------------------
Versus the Nine months Ended June 30, 1998:
-------------------------------------------
Revenues
--------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the nine months ended
June 30, 1999 and 1998. The Company's fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

The Nine Months Ended June 30, 1999
Versus the Nine Months Ended June 30, 1998
(Millions of dollars)

                                  Nine Months Ended
                                      June 30,
                                  1999         1998
                                --------     --------
XTRA Lease
----------
Utilization                          86%          90%
Units                             83,000       78,000
Net investment in equipment     $    828     $   $727

XTRA Intermodal:
---------------
Utilization                          79%          81%
Units                             54,000       54,000
Net investment in equipment     $    272     $    293

Total North America:
-------------------
Utilization                          84%          88%
Units                            137,000      132,000
Net investment in equipment     $  1,100     $  1,020

International:
--------------
Utilization                          71%          83%
Units                            162,000      164,000
Net investment in equipment     $    360     $    407

Consolidated:
-------------
Utilization                          81%          86%
Units                            299,000      296,000
Net investment in equipment     $  1,460     $  1,427

     Revenues increased by $1 million to $343 million for the nine months ended June 30, 1999 over the same period a year ago. The Company's average equipment utilization declined from 86% in the first nine months of fiscal year 1998 to 81% in the first nine months of fiscal 1999. Average net investment in equipment increased by $33 million from the same period of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the marine container and intermodal equipment fleets.

     The Company's North American revenues increased $13 million from the same period a year ago due to strong levels of domestic freight leading to an improvement in lease rates and more working units. The Company's North American utilization averaged 84% in the first nine months of fiscal 1999, as compared to 88% in the comparable prior year period. XTRA Lease's revenues increased $15 million from the comparable nine months of fiscal 1998 due to an improvement in lease rates as well as more over-the-road trailer working units. XTRA Lease's utilization averaged 86% on a larger average fleet size for the first nine months of fiscal 1999, compared to 90% for the first nine months of fiscal 1998. XTRA Intermodal's revenues decreased $2 million from the first nine months of fiscal 1988 due to a lower number of working units. XTRA Intermodal's utilization averaged 79% in the first nine months of fiscal 1999 compared to 81% for the first nine months of 1998.

     The Company's North American over-the-road trailer fleet averaged 81,000 units, or 56% of average net investment in equipment in the first nine months of fiscal year 1999, compared to 76,000 units, or 50% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 22,000 units, or 10% of average net investment in equipment in the first nine months of 1999, versus 23,000 units, or 11% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $12 million from the same period of the prior year, primarily due to fewer working units. Equipment utilization declined to 71% from 83% in the comparable prior year period. Marine container lease rates in the first nine months of the fiscal year 1999 show a slight decline compared to the comparable prior year period and continue to be at low levels for the Company and the industry as a whole. The Company's average international fleet size was 162,000 units , or 25% of average net investment in equipment in the first nine months of 1999, versus 164,000 units, or 29% of average net investment in equipment, in the comparable prior year period.

Operating Expenses
------------------

     Total operating expenses, excluding one time charges, increased by 1% or $2 million for the nine months ended June 30, 1999 from the same period of fiscal 1998. Rental equipment operating expense increased by 2% or $2 million due primarily to higher storage and repositioning expenses at XTRA International. Depreciation on rental equipment increased by 1% or $1 million which was offset by a decline of $1 million in selling and administrative expenses.

One-time Charges Included in Operating Expenses
-----------------------------------------------

     XTRA recorded one-time charges during the second quarter of fiscal 1999 for establishing a Shared Service Center, restructuring its marine container operations and recording additional depreciation to adjust a portion of its marine container fleet to realizable value. These charges were $4 million, $9 million and $25 million, respectively.

     The Company is consolidating its financial, accounting, human resources, and information technology operations into a Shared Service Center located in St. Louis, Missouri to achieve cost savings and efficiencies. The Company anticipates that the transition to the Shared Service Center will be substantially complete by the end of fiscal 1999. Approximately $2 million of the total charge of $4 million is related to severance payments and the remainder is provided for the consolidation of existing facilities. During the third quarter, approximately $1 million was charged to this reserve, related to the consolidation of existing facilities and severance payments.

     XTRA agreed to outsource the management of its international container leasing business effective June 1, 1999 to Textainer Equipment Management Limited, a major equipment lessor. The agreement allows the Company to achieve economies of scale by having its fleet managed by a quality container lessor with a significantly larger fleet and cost effective infrastructure. XTRA recorded a restructuring charge of approximately $9 million related to the costs of closing its XTRA International offices. Approximately half of the charge is for severance payments and the remainder is primarily for the write-off of non-revenue assets. During the third quarter, approximately $3 million was charged to the reserve for the write off of capitalized software and hardware and $1 million for employee severance costs were charged against the reserve.

     Additionally, the Company has identified a number of older and less desirable marine containers that it intends to sell over the next twelve months, and as a result recorded a depreciation charge during the second quarter of fiscal 1999 of $25 million to writedown the containers to their estimated net realizable value. Through June 30, 1999, approximately 5000 containers of the aproximate 20,000 that were identified as held for disposal have been sold. The Company does not currently anticipate making any further investment in the international container business.

Interest Expense
----------------

     Interest expense decreased by 2% or $1 million for the nine months ended June 30, 1999 from the same period of fiscal 1998, due primarily to lower average interest rates.

Unusual Item:  Costs Related to Terminated Merger
-------------------------------------------------

     During the first quarter of fiscal 1999, XTRA recorded approximately $1 million as an unusual item on the income statement. These costs represent the balance of expenses related to the terminated merger with Wheels MergerCo.

     Excluding this unusual charge and the one-time charges included in operating expenses recorded in the second quarter of fiscal 1999, net income and diluted earnings per share would have been $41 million and $2.90 per share for the nine months ended June 30, 1999.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1998 was 40%. For the nine months ended June 30, 1999 the Company has recorded a provision for income taxes using an estimated effective income tax rate of 40%. The Company's effective income tax rate for fiscal 1998 and its estimated effective income tax rate for fiscal 1999 are higher than the statutory U.S. Federal income tax rate primarily due to state income taxes.

Share Repurchases
-----------------

     In January 1995 and November 1996, the Board of Directors authorized the repurchase of $100 million of the Company's common stock at each date, establishing total authorizations to repurchase $200 million of common stock. For the nine months ended June 30, 1999, the Company repurchased approximately
2.2 million shares for approximately $90 million. From July 1, 1999 through August 11, 1999, the Company repurchased an additional 117,000 shares of its common stock for an additional $5 million. As of August 11, 1999, the Company has $26 million of authorization remaining under the $200 million stock repurchase authorization.

     Total shares repurchased in 1999 represent approximately 15% of the total shares outstanding at the beginning of the fiscal year.



Liquidity and Capital Resources
-------------------------------


     During the nine months ended June 30, 1999, the Company generated cash flows from operations of $198 million. During the same period, XTRA invested $171 million in property and equipment and repurchased $90 million of common stock. Net debt outstanding (debt less cash) increased $63 million.

     Capital spending through the nine months ending June 30, 1999 is $196 million, of which $25 million represents equipment that was obtained through an operating lease. As of June 30, 1999, committed capital expenditures for revenue equipment for fiscal 1999 amounted to $257 million. Any additional capital expenditures for the remainder of fiscal year 1999 will likely be modest.

     Committed capital expenditures for fiscal 2000 amount to $29 million. The Company may purchase additional equipment during fiscal 2000, depending upon business conditions.

     Effective June 30, 1999, the Company amended and restated its Revolving Credit Agreement with bank commitments totaling $225 million. Pricing is dependent on the Company's credit ratings and the rate is based on a fixed spread over the LIBOR interest rate. As of August 11, 1999, the Company had $61 million of unused credit available under the Revolving Credit Agreement.

     The Company has issued $75 million of Medium Term Notes to date in fiscal 1999. Of these Medium Term Notes, $65 million were issued at a fixed price with a weighted average interest rate of 6.6% and a weighted life of 9 years and $10 million of three year floating rate notes were issued at one month LIBOR plus 61 basis points. As of August 11, 1999, XTRA, Inc. had $457 million available for future issuance under its $604 million shelf registration.

     On June 7, 1999, the Company closed a $50 million, 10 year tax-oriented lease financing agreement with Bank of America. The proceeds of this financing will be available to fund equipment purchases during the remainder of the fiscal year. As of August 11, 1999, $47 million has been funded.

Year 2000
---------

     The Company has completed an assessment of year 2000 risks at each of its operating divisions. Detailed action plans were developed for critical operational systems, purchased software, hardware components, and critical third parties.

     Critical operational systems that were custom designed for their specific business functions have been modified and tested for year 2000 compliance. These modified systems have been installed and are currently being used in the day to day business operations of the Company. A plan for purchased software and hardware components is in process to ensure that the following actions are taken, if necessary:

     .    Packaged software is upgraded to a year 2000 compliant version
     .    Operating system upgrades for certain hardware components
     .    Replacement of certain hardware components


     It is anticipated that the plan for purchased software and hardware will be completed by each operating division by November 1, 1999. After completion, a final comprehensive simulation will be conducted to ensure that all integration of components in the information systems infrastructure is year 2000 compliant and fully operational.

     The Company is also in the process of contacting critical vendors, suppliers, and customers with whom the Company does business for a statement regarding their year 2000 readiness. This communication process is expected to be completed during the fourth quarter. Based on the responses already received, the Company is not aware of any third party's year 2000 problems that would have a material adverse impact on the Company. Upon completion of this assessment, the Company will determine whether contingency plans should be put into place and what the costs of those plans will be. At this point, the Company has not identified any required contingency plans that would require material expenditures to be made.

     In total, the Company expects to expend $1 million for its year 2000 efforts, which encompass assessing, modifying, and testing its internal information systems.

     While the Company does not believe that the year 2000 matters discussed above will have a material impact in its business, financial conditions, or results of operations, no assurances can be given as to what extent the Company may be affected by such matters. The unavailability of the Company's internal information systems for a sustained period of time or disruptions in the economy generally resulting from year 2000 issues could have a materially adverse effect on the Company.

Federal Motor Carrier Safety Regulation
---------------------------------------

     The Company's over-the-road and intermodal equipment is subject to various Federal and state licensing and operating regulations as well as to various industry standards. The Federal Highway Administration (the "FHWA") published a rule, effective June 1, 1999 to amend the Federal Motor Carrier Safety Regulations. The rule requires that motor carriers engaged in interstate commerce install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has mandated that motor carriers complete the installation within two years of the effective date of the rule. The Company's over-the-road and intermodal trailers are impacted by the rule, although the number of trailers ultimately impacted will depend upon the ongoing disposition or conversion to off-road use, thereby decreasing the number of trailers that will be effected. The Company currently believes that the cost of complying with the regulation will amount to approximately $5 million. The cost to install the reflective tape will be capitalized and depreciated over the average remaining life of the trailers impacted by this regulation.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                     -------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------



     At June 30, 1999, there were no material changes in the market rate risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1998.

                          Part II - OTHER INFORMATION
                          ---------------------------

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

AVAILABILITY OF CAPITAL
-----------------------

The acquisition of new equipment, both for growth as well as replacement of older equipment, requires significant capital. In addition, in the past, the Company has grown its fleet through acquisitions of other companies such as Strick Lease, Inc. and Matson Leasing Company, Inc., requiring additional capital. The Company plans to continue to pursue acquisition opportunities. Historically, the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates and terms. However, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure, and its credit ratings. No assurances can be given that the Company will be able to obtain sufficient financing on terms that are acceptable to it to fund its operations and capital expenditures or to enable the Company to take advantage of favorable acquisition opportunities.

YEAR 2000 RISKS
---------------

The risks posed to the Company by Year 2000 problems are difficult to quantify with certainty. Although the Company believes that its efforts to address the year 2000 issue will allow it to successfully avoid any material adverse effect on its operations or financial condition, it recognizes that failing to resolve these issues on a timely basis could cause business disruption, increased costs, loss of business, and other similar risks. These effects could be enhanced if coupled with third party or infrastructure failures. The timing and current estimated costs related to the year 2000 could differ from current expectations. Some of the factors that could impact the Company's year 2000 efforts include the retention of qualified information services personnel, the readiness of third parties, and the Company's ability to respond to unforeseen year 2000 complications.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
---  --------


Exhibit No.           Description
-----------           -----------

4.1 Amended and Restated Credit Agreement, dated as of June 30, 1999, among XTRA, Inc., Bank of America National Trust and Savings Association and Each of the Other Financial Institutions From Time to Time Parties Hereto, as Banks with Bank of America National Trust and Savings Association as Administrative Agent and BankBoston, N.A., as Syndication Agent, and The First National Bank of Chicago, as Documentation Agent


12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1999 and 1998 for XTRA Corporation


12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1999 and 1998 for XTRA, Inc.


27                    Financial Data Schedule


(b)                   Reports on Form 8-K
---                   -------------------



     On August 9, 1999, a Current Report on Form 8-K was filed by the Company to disclose certain financial information under item 5, "Other Events", for the third fiscal quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             XTRA CORPORATION
                             ------------------------------------------
                             (Registrant)



Date:  August 13, 1999       /s/ Michael J. Soja
       ---------------       ------------------------------------------
                             Michael J. Soja
                             Vice President and Chief Financial Officer



Date:  August 13, 1999       /s/ Thomas S. McHugh
       ---------------       -----------------------------------------
                             Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------
4.1             Amended and Restated Credit Agreement, dated as of June 30,
                1999, among XTRA, Inc., Bank of America National Trust and
                Savings Association and Each of the Other Financial Institutions
                From Time to Time Parties Hereto, as Banks with Bank of America
                National Trust and Savings Association as Administrative Agent and BankBoston, N.A., as Syndication Agent, and The First
                National Bank of Chicago, as Documentation Agent

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1999 and 1998 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 1999 and 1998 for XTRA, Inc.

27              Financial Data Schedule