Form 10-K
period 1999-09-30
XTRA CORP /DE/
filed 1999-12-16
CIK 217591

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K*

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
September 30, 1999
COMMISSION FILE NUMBER 1-7654

XTRA CORPORATION (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                                            06-0954158
(State or other jurisdiction                                                        (I.R.S. employer identification number)
of incorporation or organization)

60 STATE STREET                                                                     (617) 367-5000
BOSTON, MASSACHUSETTS 02109-1826                                                    (Registrant's telephone number)
(Address of principal executive offices)(Zip Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                                                 Name of exchange on which registered
Common Stock, Par Value $.50 per Share                                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Shares Outstanding of the Registrant's Common Stock at November 9, 1999:                     12,812,400
Aggregate market value of voting and non-voting common
Equity held by non-affiliates of the Registrant at November 9, 1999:                    $   519,000,000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
          -

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

FORM 10-K TABLE OF CONTENTS
XTRA Corporation and Subsidiaries

ITEM                                                                                           PAGE
        Part I
1.      Business                                                                                  3
2.      Properties                                                                                8
3.      Legal proceedings                                                                         8
4.      Submission of matters to a vote of security holders                                       8
4A.     Executive officers of the registrant                                                      8

        Part II
5.      Market for the registrant's common equity and related shareholder matters                10
6.      Selected financial data                                                                  10
7.      Management's discussion and analysis of financial condition and results of operations    10
7A.     Quantitative and qualitative disclosures about market risk                               11
8.      Financial statements and supplementary data                                              11
9.      Changes in and disagreements with accountants on accounting and financial disclosure     11

        Part III
10.     Directors and executive officers of the registrant                                       12
11.     Executive compensation                                                                   12
12.     Security ownership of certain beneficial owners and management                           12
13.     Certain relationships and related transactions                                           12

        Part IV
14.     Exhibits, financial statement schedules, and reports on Form 8-K                         13
        Signatures                                                                               19

PART I.

ITEM 1. BUSINESS

The discussion below contains certain forward-looking statements including estimates of economic and industry conditions. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained below.

XTRA Corporation (the "Company" or "XTRA") is a leading global transportation equipment lessor with operations in the highway, domestic intermodal and marine container markets. The Company manages a diverse fleet of approximately 287,000 units, constituting a net investment of approximately $1.5 billion, consisting of over-the-road ("OTR") trailers; intermodal equipment, including intermodal (or "piggyback") trailers, chassis and domestic containers; and marine containers.

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

Lease Types and Rates
Transportation equipment is generally leased through operating or finance leases. XTRA primarily participates in the operating lease segment, generally placing less emphasis on finance leases because it believes the value-added component of such leases is low. Operating leases can be either daily ("per diem") leases or term leases. Per diem leases are for a period of less than one year, generally with the option to return the equipment without prior notice. Term leases are for a period of one year or more, with most being for an original term of three to five years. Term lease agreements may have early termination penalties that apply in the event of early redelivery, although in most cases equipment is not returned prior to the expiration of the lease. Operating lessors generally offer certain customer services, which may include roadside assistance, insurance, repair and maintenance and regulatory compliance. Operating lessors will enter into term leases due to the greater revenue stability associated with longer-term leases even though long-term lease rates are typically lower than per diem lease rates. The percentage of equipment on term leases versus per diem leases varies widely among leasing companies, depending upon each company's desire to have predictable revenues and cash flows. The Company's relatively high percentage of equipment on term leases reflects a desire for fairly consistent cash flows.

Many of XTRA's OTR per diem and term leases provide for additional fees if the equipment is returned to a location other than the originating location. XTRA's marine container and intermodal trailer leases allow the customers to return equipment to a different location. Returns of marine containers are subject to quantity and location limitations and additional drop-off fees are built into the lease terms. XTRA's marine container leases may also provide customers with incentives to return marine containers to more desired locations.

Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment and market conditions. In addition, in the OTR trailer business, the Company charges its customers a fee based on the number of miles the trailer has been moved or charges actual tire and brake wear incurred. The Company offers additional value-added services for which the Company charges specified fees. For example, in the OTR trailer business, these services include roadside assistance, various insurance alternatives and trailer repair and maintenance.

Over the last several years, healthy market demand has allowed XTRA to maintain a strong overall term lease portfolio. At September 30, 1999 approximately 39% of the total fleet was leased to customers under term lease.

Utilization
An important indicator of the Company's performance is the portion of its fleet that is on lease at any given time. This measure, called the utilization rate, is defined as the number of units on lease divided by the total number of units in the fleet. The Company leases equipment both on a term and a per diem basis in order to effectively utilize the fleet and maintain a balance between the greater stability of revenue associated with term leases and the increased profitability potential of per diem lease pricing. The Company actively manages the distribution of its units and keeps a large, diversified and well-maintained fleet of mostly standardized equipment in order to operate at high utilization rates.

Equipment Fleet
The Company's equipment fleet has increased over time through purchases of new equipment and through fleet acquisitions of other leasing companies. The Company's fleet size and net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases. At September 30, 1999, 3% of the Company's net investment in equipment represented equipment leased-in under operating leases.

The Company's fleet and net investment consisted of the following units and net investment at the end of its last five fiscal years:

Equipment Fleet                                                  Number of Units
                                                                 ---------------

                            At September 30,
                          (Units in thousands)     1999        1998        1997        1996        1995
                                              ------------------------------------------------------------
Over-the-road trailers                               85          79          78          75          76
Intermodal trailers                                  20          22          23          24          29
Chassis                                              26          24          23          24          21
Domestic containers                                   8           9          10           8           8
Marine containers                                   148         165         162         152         126
                                              ------------------------------------------------------------
     Total                                          287         299         296         283         260
                                              ============================================================

Equipment Fleet                                                  Net Investment/(1)/
                                                                 -------------------

                            At September 30,
                          (Millions of dollars)    1999        1998        1997        1996        1995
                                              ------------------------------------------------------------
Over-the-road trailers                              $  902      $  770      $  718      $  632      $  628
Intermodal trailers                                    126         153         168         197         237
Chassis                                                116         107         112         119         107
Domestic containers                                     23          31          41          36          42
Marine containers                                      313         388         414         419         373
                                              ------------------------------------------------------------
     Total                                          $1,480      $1,449      $1,453      $1,403      $1,387
                                              ============================================================

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

For information regarding business information by operating segment and geographic area, see Note 7 of the Notes to Consolidated Financial Statements. For additional information, including financing and capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

Description of Operating Divisions
The Company conducts its leasing operations through three divisions: XTRA Lease, XTRA Intermodal, and XTRA International.

XTRA Lease: General
XTRA Lease, the Company's OTR trailer business operation, leases trailers to contract and common motor carriers and to private-fleet owners throughout North America. XTRA Lease's fleet includes approximately 85,000 trailers, comprised mostly of dry cargo vans 48' and 53' long by 102" wide. For the fiscal year ended September 30, 1999, the average equipment utilization rate for the OTR business was 87%. Approximately 41% of the XTRA Lease units were leased on a term basis as of September 30, 1999, with the balance of units available for lease on a per diem basis.

XTRA Lease: Competitive Environment
XTRA estimates the leasing segment of the North American OTR trailer fleet (fleet owned by leasing companies) to be about 340,000 units. XTRA enjoys a strong competitive position in the OTR trailer segment and believes its fleet of approximately 85,000 units, or 25% of the leased fleet, is exceeded by only one competitor who has an estimated share of 30%. The remainder of the industry is fragmented and primarily spread among many smaller, regional equipment providers.

XTRA Lease: Market Trends
Management believes that the demand for leased OTR trailers will increase due to a number of factors. One contributing factor is the increasing trend of private fleet owners outsourcing transportation fleets as companies move towards a variable cost approach to operating their businesses. In addition, as more private owners seek to provide their services with fewer owned units to reduce costs and capital commitments, they typically look to truckload carriers and logistics companies to handle their transportation needs. Truckload carriers and logistics companies represent a significant portion of XTRA Lease's customer base.

A second factor, the continued move toward time definite inventory strategies, such as just-in-time, as well as better driver time management and truck utilization, should focus companies on leasing rather than owning trailers. An increasing number of trailers are left empty at loading docks as drivers employ a drop-off rather than a wait-and-unload strategy to improve efficiencies and driver utilization. The result is an increasing ratio of trailers to trucks in the freight transportation market. The Company believes that leasing companies will increasingly be relied upon to handle these growing trailer needs.

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

XTRA Intermodal: General
XTRA's intermodal business is comprised of three rental products: intermodal trailers, chassis and domestic containers. Intermodal traffic refers to the shipment of goods in standardized equipment through two or more modes of transportation, usually rail, truck or ship. On certain routings, shipping goods over two or more modes of transportation is more cost efficient. For example, over long distance, high density freight lanes, intermodal transportation can be more cost efficient than trucking. Further, containerization is more efficient and economical than "break bulk transportation," in which the goods are unpacked and repacked at various intermediate points on route to their final destination.

Intermodal (piggyback) trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported over water by ships and barges. The Company's intermodal trailer fleet of 20,000 units consists primarily of units 48' and 45' long by 102" wide. Approximately 26% of the intermodal trailer fleet was leased on a term basis as of September 30, 1999, with the remainder of the fleet available for lease on a per diem basis.

Chassis are wheeled rectangular frames used to transport containers over the highway. XTRA's chassis are used as transport vehicles for marine and domestic containers, which are loaded or unloaded at shipyards, rail terminals or consignee locations. Once loaded, the chassis and the container together are the functional equivalent of a trailer. Loading the container on a chassis allows the container to be delivered to or from the inland destination.

Marine chassis are generally 20' or 40' in length to accommodate marine containers, while domestic chassis are generally 48' or 53' in length and handle domestic containers. The Company's fleet of 26,000 units consists primarily of marine chassis and is leased to steamship lines, railroads and motor carriers. Approximately 52% of the chassis fleet was leased on a term basis as of September 30, 1999 with the balance available for lease on a per diem basis.

Domestic containers are designed to transport freight over rail or on chassis over highway within North America. These containers substitute for intermodal and OTR trailers, particularly on long-haul, heavy volume routes.

XTRA's fleet of 8,000 units consists primarily of 48' long by 102" wide units leased to North American railroads and other domestic freight carriers. Approximately 82% of the Company's domestic containers were leased on a term basis as of September 30, 1999, with the balance available for lease on a per diem basis.

XTRA Intermodal: Competitive Environment
XTRA believes that it is the third largest intermodal trailer lessor in North America, with approximately 23% of the total leasing market. XTRA believes that its largest competitor owns in excess of 38% of the total market.

In the leased segment of the chassis market (chassis owned by leasing companies), the Company believes that it is the fifth largest lessor in the United States with approximately 8% of the market. The Company believes its largest competitor owns approximately 32% of the leasing market.

In the leased segment of the domestic container market, the Company believes that it is the third largest lessor in the United States with approximately 13% of the market.

XTRA Intermodal: Market Trends
Over the last decade, there has been a gradual shift in intermodal traffic from the use of intermodal trailers to domestic containers to transport goods over rail. The shift has occurred primarily due to the railroads' promoting the increased use of domestic containers because of the lower cost of transporting them versus intermodal trailers.

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

XTRA International: General
The Company's 148,000 marine containers are standard, dry cargo 20' and 40' rectangular steel boxes leased primarily to steamship lines for transporting freight on ships worldwide. Container usage has exceeded world gross domestic product growth primarily as a result of the logistical advantages and efficiencies resulting from containerization. Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired throughout the world.

For the 1999 fiscal year, the average utilization rate for the Company's marine containers was 71%. Approximately 34% of XTRA's marine container fleet was leased on a term basis at September 30, 1999, with the remainder of the fleet available for lease on a per diem basis.

XTRA International: Competitive Environment
XTRA agreed to outsource the management of its international container leasing business effective June 1, 1999 to Textainer Equipment Management Limited. The Company believes that, with the addition of the XTRA fleet, Textainer owns or manages a fleet of approximately 850,000 twenty foot equivalent units, making it the world's third largest container fleet with a market share of 13% of the leasing segment of the industry. The two largest competitors in this segment each have approximately an 18% market share. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, and a more rationalized industry, but has not yet resulted in a more stabilized lease pricing environment.

XTRA International: Market Trends
Demand for leased containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the supply of containers has exceeded world gross domestic product as a whole due to several factors, including the existence of geographical trade imbalances, the expansion of shipping lines, changes in manufacturing practices and increased exports by certain technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products. However, aggressive spending for newer, lower cost containers over the last few years has caused supply growth to exceed demand growth creating excess supplies and decreased utilization. Leasing companies currently own approximately half of the world's container fleet with the balance owned predominantly by the shipping lines.

Environmental Matters
Although the nature of the Company's operations at its owned and leased facilities is such that it is not a heavily regulated entity pursuant to Federal and state environmental laws and regulations, the Company is required to comply with such laws and regulations, including laws and regulations related to the generation, handling, storage, transportation, treatment and disposal of hazardous and solid wastes. In addition, under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances, typically without regard to fault.

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

Regulation
The Company's over-the-road and intermodal equipment is subject to various federal and state licensing and operating regulations as well as to various industry standards. The Federal Highway Administration (the "FHWA") published a rule, effective June 1, 1999 to amend the Federal Motor Carrier Safety Regulations. The rule requires that motor carriers engaged in interstate commerce install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has mandated that motor carriers complete the installation within two years of the effective date of the rule. The Company currently estimates that as of September 30, 1999 the cost of complying with the regulation will amount to approximately $5 million. The cost to install the reflective tape will be capitalized and depreciated over the remaining life of the trailers impacted by this regulation.

Employees
The Company had 777 employees at September 30, 1999.

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

ITEM 2. PROPERTIES

The Company maintains 86 facilities for the storage and distribution of its OTR and intermodal equipment throughout North America, occupying 670 acres, of which 376 acres are owned. These facilities generally occupy 2 to 16 acres. The Company also maintains 7 chassis pools at various customer locations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various claims and legal actions arising out of the normal course of its business. Currently, there are no pending claims or actions that management believes will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to stockholders of the Company during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Lewis Rubin (61) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

Jordan L. Ayers (40) - Vice President, XTRA Intermodal. Mr. Ayers joined the Company in 1994 as Vice President, Sales, XTRA Intermodal and was promoted to Vice President, Sales and Marketing, XTRA Intermodal in 1997. He was elected Divisional Executive Vice President, XTRA Intermodal in 1999. He was elected to his present position in 1999. Mr. Ayers was previously employed by Transamerica Leasing, a major intermodal equipment lessor.

Jeffrey R. Blum (47) - Vice President, Planning and Development. Mr. Blum joined the Company in 1995 as Vice President of Human Resources and became Vice President, Administration and Human Resources in 1996. He was elected to his current position in 1999. Prior to 1995, Mr. Blum served in similar capacities at First Winthrop Corporation from 1993 to 1995 and Signal Capital Corporation prior to 1993.

William H. Franz (48) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and was elected Divisional Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

Thomas A. Giacchetto (34) - Vice President, General Counsel and Secretary. Mr. Giacchetto joined the Company in 1995 as Senior Corporate Counsel. He became Chief Counsel and Secretary in 1998 and was elected to his present position later in 1998. Prior to joining the Company, Mr. Giacchetto was an associate with Hutchins, Wheeler & Dittmar, a Boston law firm, from 1990 through 1995.

Christopher P. Joyce (38) - Vice President and Treasurer. Mr. Joyce joined the Company in 1985. He was promoted to Assistant Treasurer in 1991 and was elected Treasurer in 1993. Mr. Joyce was elected to his present position in 1996.

Gregory C. Kowert (52) - Vice President, Administration. Mr. Kowert joined the Company as Vice President, Administration in March 1999. He was Chief Financial Officer and Vice President of UP/Graphics, Inc., a printing company, since 1998. From 1996 to 1998, he was Chief Financial Officer, Senior Vice President, Finance and Secretary of Connectivity Technologies, Inc., a manufacturer and distributor of wire, cable and networking products. Prior to that, he served as Chief Financial Officer, Director, and Vice President, Finance of O'Sullivan Industries Holdings, Inc., a furniture manufacturer.

Michael J. Soja (50) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978 and Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of record holders as of November 9, 1999 was 637. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape and dividends declared during fiscal years ended September 30, 1998 and 1999.

                                                                                                      Dividends
                                                                        High             Low           Declared
                                                                     ----------------------------------------------
1998:  First Quarter                                                  60              50               .20
       Second Quarter                                                 66 /1/16/       57 /3/4/         .22
       Third Quarter                                                  64 /13/16/      45 /1/2/         .22
       Fourth Quarter                                                 62 /7/8/        46 /5/16/          -

1999:  First Quarter                                                  49 /1/4/        37 /1/2/           -
       Second Quarter                                                 43 /1/2/        37 /1/2/           -
       Third Quarter                                                  46 /1/4/        37 /3/4/           -
       Fourth Quarter                                                 47 /13/16/      39 /3/4/           -

The Company paid quarterly cash dividends on its Common Stock from January 1977 through the third quarter of 1998. The Company agreed under the terms of the Recapitalization Merger Agreement not to pay dividends on the Company Common Stock pending consummation of the Merger (see Note 14 of the Notes to Consolidated Financial Statements). Since the termination of the Merger Agreement, the Company has not paid dividends and has no current plans to do so. Future dividends, if any, will be determined by the Board of Directors and will be dependent upon the earnings, financial condition, and cash requirements of the Company and other relevant factors existing at the time.

The Company's sources of funds for the payment of dividends on its capital stock are advances and dividends from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries, and external financing. The Company's loan agreements contain covenants that restrict the payment of dividends or repurchases of common stock by the Company and certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA, Inc. Under the most restrictive provisions of the Company's loan agreements, the combined amount of repurchases of common stock and cash dividends which could be paid on the Company's capital stock was limited to $96 million at September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

This information is set forth in the table appearing on page 1 of the Company's 1999 Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Company's 1999 Annual Report beginning at page 28 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has financed its operations with a combination of short-term borrowings and longer term financing. The Company borrows on a short-term basis by issuing commercial paper and using several uncommitted lines of credit, both of which are back-stopped by the unused borrowing capacity under the Company's $225 million Revolving Credit Agreement. The Company's short term borrowings, back-stopped by the Revolving Credit Agreement, are classified as long term debt and are principally at variable rates and constitute approximately 20% of on balance sheet indebtedness. The balance of indebtedness represents long-term fixed rate borrowings. At September 30, 1999, the fair value of the Company's long-term debt was $855 million. A 10% change in interest rates (from 7% to 7.7%, for example) would result in a $19 million change in the fair value of the long-term debt.

The Company's earnings are affected by fluctuations in the exchange rate of the U.S. dollar as compared to the Mexican peso and Canadian dollar. These earnings fluctuations are primarily a result of the Company investments in and financing of these operations, as opposed to operating results. Overall, the Company's exposure to fluctuations in foreign exchange rates is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries, see Index to Financial Statements on page 20 of the Company's 1999 Annual Report, which Financial Statements and Supplementary Data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the caption "Information with Respect to Director Nominees," which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

(b) Executive Officers - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in the 2000 Proxy Statement under the captions "Executive Compensation Tables" and "Compensation of Directors." Such information is incorporated herein by reference.

ITEM 12. SECUR1TY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained in the 2000 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of More than Five Percent of Voting Securities." Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained in the 2000 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions." Such information is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Required exhibits are included only in the Form 10-K filed with the Securities and Exchange Commission.

(b) The Company filed a Current Report on Form 8-K, dated November 15, 1999, which disclosed certain financial information for the fiscal fourth quarter ended September 30, 1999.

(c) For Financial Statements and Schedule, see Index to Financial Statements on page 20 of the Company's 1999 Annual Report, which Financial Statements and Schedule are incorporated herein by reference.

                             XTRA CORPORATION                        SCHEDULE 1
                             (PARENT COMPANY ONLY)
                                BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                   -----------------------------------------
                (Millions of dollars, except per share amounts)


                                                 1999           1998
                                                ------         ------
 Assets
-----------------------
Investment in subsidiary                        $  335         $  402
Advances to subsidiaries                             7             12
Property and equipment, net                          4              -
                                                ------         ------
                                                $  346         $  414
                                                ======         ======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Accrued expenses                                $    9         $    6
                                                ------         ------
  Total liabilities                                  9              6

Commitments and contingencies:

Stockholders' equity:
Preferred stock, without par value;
  total authorized:  3,000,000 shares

Common stock, par value $.50 per share;
  authorized:
  30,000,000 shares; issued and outstanding;
  12,812,400 shares at September 30, 1999
  and 15,372,903 at September 30, 1998               6              8
Capital in excess of par value                       -             57
Retained earnings                                  341            354
Unearned compensation - restricted stock            (3)             -
Accumulated other comprehensive income              (7)           (11)
                                                ------         ------
  Total stockholders' equity                       337            408
                                                ------         ------
                                                $  346         $  414
                                                ======         ======



The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               XTRA CORPORATION                      SCHEDULE 1
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1999
                              ------------------
                (Millions of dollars, except per share amounts)

                                             1999         1998        1997
                                            ------       ------      ------
Equity in earnings of subsidiaries          $   38       $   59      $   43
Other income                                    11            8           -
                                            ------       ------      ------
                                                49           67          43

Selling and administrative expenses             14            7           -
                                            ------       ------      ------
    Net income                              $   35       $   60      $   43
                                            ======       ======      ======

The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 1999
                             (Millions of dollars)


                                                           1999                1998                1997
                                                        ---------           ---------           ---------
Cash flows from operations:
   Net income                                           $      35           $      60           $      43
   Deduct non-cash income and expense items:
      Equity in earnings of subsidiaries                      (38)                (59)                (43)
   Add other cash items:
      Dividends received from subsidiary                      114                   5                  25
      Net change in receivables, other
         assets, accounts payable and accrued
         expenses                                               4                  (1)                 (1)
                                                        ---------           ---------           ---------
            Total cash provided from operations               115                   5                  24
                                                        ---------           ---------           ---------

Cash used for investment activities:
  Additions to property and equipment                          (4)                  -                   -
                                                        ---------           ---------           ---------
    Total cash used for investment activities                  (4)                  -                   -
                                                        ---------           ---------           ---------
Cash flows from financing activities:
   Options exercised, net of
    related tax benefits                                        -                   5                   1
   Repurchase of common stock, net                           (111)                  -                 (13)
   Dividends paid                                               -                 (10)                (12)
                                                        ---------           ---------           ---------
       Total cash used for financing activities              (111)                 (5)                (24)
                                                        ---------           ---------           ---------

Net increase (decrease) in cash                                 -                   -                   -
Cash at beginning of period                                     -                   -                   -
                                                        ---------           ---------           ---------
Cash at end of period                                   $       -           $       -           $       -
                                                        =========           =========           =========

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

(B)  Capital Stock
     -------------

     Dividends

     XTRA Corporation declared cash dividends of $.64 and $.78 per share in the years ended September 30, 1998 and 1997, respectively. XTRA Corporation paid out cash dividends to stockholders totaling $10 million and $12 million during fiscal 1998 and 1997, respectively. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Repurchase of Common Stock

     The Parent Company's Board of Directors had authorized the repurchase of up to $200 million of its common stock in 1995 and 1996. As of November 5, 1999, the Parent Company had repurchased $189 million of common stock under the $200 million authorization. In September, 1999, the Parent Company's Board of Directors approved a new $100 million stock repurchase authorization, which becomes effective upon completion of the $200 million stock purchase authorization. The timing of the repurchases, which could occur over an extended period of time, will depend upon price, market conditions, and other factors.

(C)  Debt and Transfers to Subsidiaries
     ----------------------------------

     The Parent Company has guaranteed certain debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 3 of the Parent Company's consolidated 1999 Annual Report.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in XTRA Corporation's Annual Report to stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and have issued our report thereon dated November 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

St. Louis, Missouri
November 5, 1999

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRA Corporation
(Registrant)
By /s/ Lewis Rubin
President and Chief Executive Officer

November 9, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                         Date
----------                       -----                         ----

______________________________
/s/ Robert B. Goergen            Chairman of the               November 9, 1999
                                 Board of Directors

______________________________
/s/ Lewis Rubin Rubin            President, Chief Executive    November 9, 1999
                                 Officer and Director

______________________________
/s/ Michael J. Soja              Vice President                November 9, 1999
                                 and Chief Financial Officer

______________________________
/s/ Thomas S. McHugh             Controller                    November 9, 1999


______________________________
/s/ Michael D. Bills             Director                      November 9, 1999


______________________________
/s/ H. William Brown             Director                      November 9, 1999


______________________________
/s/ Michael N. Christodolou      Director                      November 9, 1999


______________________________
/s/ Martin L. Solomon            Director                      November 9, 1999

                                 EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                        (for fiscal year ended 9/30/99)


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

4.3.4 Amended and Restated Credit Agreement, dated as of June 30, 1999, to the Credit Agreement identified in Exhibit 4.3 above, among XTRA, Inc. Bank of America National Trust and Savings Association and Each of the Other Financial Institutions From Time to Time Parties Hereto, as Banks with Bank of America National Trust and Savings Association as Administrative Agent and BankBoston, N.A., as Syndication Agent, and The First National Bank of Chicago, as Documentation Agent (filed with the Securities and Exchange Commission as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

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

10.5 Equipment Management Services Agreement, dated as of April 1, 1999 between XTRA International, Ltd. And Textainer Equipment Management Limited (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

EXECUTIVE COMPENSATION PLANS

10.6 1991 Stock Option Plan for Non-Employee Directors, as amended through November 14, 1996 (filed with the Securities and Exchange Commission as
       Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference).

10.7 1987 Stock Incentive Plan, as amended through November 16, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference).

10.8 Deferred Director Fee Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.9 Deferred Compensation Plan for Non-Employee Directors, effective January 1, 1994 (filed with the Securities and Exchange Commission as Exhibit
       10.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.10 Deferred Compensation Plan for Senior Executives, effective January 1, 1994 (filed with the Securities and Exchange Commission as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

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

10.14 1997 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference).

10.15 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and Lewis Rubin, filed herewith.

10.16 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and William H. Franz, filed herewith.

10.17 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and Michael J. Soja, filed herewith.

10.18 Amended and Restated Severance Agreement, dated as of June 19, 1999, between Registrant and Jeffrey R. Blum, filed herewith.

12.1   Statement re: computation of ratios (XTRA Corporation).

12.2   Statement re: computation of ratios (XTRA, Inc.).

13.1   Five Year Selected Financial Data.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended September 30, 1999 (not covered by the Report of Independent Public Accountants).

13.3   XTRA Corporation and Subsidiaries Consolidated Financial Statements.

21     Subsidiaries of Registrant.

23     Consent of Independent Public Accountants.

27     Financial Data Schedule.