Form 10-Q
period 1999-12-31
XTRA CORP /DE/
filed 2000-02-14
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     December 31, 1999
                           -----------------------------------------------------

Commission File Number                            1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                       06-0954158
-------------------------                      ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                  200 Nyala Farms Road, Westport, Connecticut 06880
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (203) 221-1005
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 60 State Street, Boston, Massachusetts  02109
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

                               Yes    X         No ________
                                   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at January 31, 2000
-----------------------                       --------------------------------
Common Stock, Par Value                                   12,072,838
$.50 Per Share                                            ----------

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                                     INDEX
                                     -----


                                                                                                            Page No.
                                                                                                            --------
Part I.   Financial Information
          ---------------------

Item 1.   Financial Statements
          --------------------

          Management Representation..............................................................                 3

          Consolidated Balance Sheets
           December 31, 1999 and September 30, 1999..............................................                 4

          Consolidated Income Statements
           For the Three Months Ended
           December 31, 1999 and 1998............................................................                 5

          Consolidated Statements of Cash Flows
           For the Three Months Ended
           December 31, 1999 and 1998............................................................                 6

          Consolidated Statements of Stockholders' Equity
           For the Three Months Ended
           December 31, 1999 and 1998............................................................                 7

          Notes to Consolidated Financial Statements.............................................                 8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..
          -------------------------------------------------------------------------------------                  12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................                17
          ----------------------------------------------------------

Part II.  Other Information
          -----------------

Item 5.   Other Matters..........................................................................                18

Item 6.   Exhibits and Reports on Form 8-K.......................................................                20

          Signatures.............................................................................                21

          Exhibit Index..........................................................................                22

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

                       XTRA CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                       ITEM 1 MANAGEMENT REPRESENTATION
                       --------------------------------

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

          The Board of Directors is assisted in its review of financial statements by its Audit Committee, composed of non-employee Directors. During the year, the Committee meets periodically with both management and the independent public accountants to oversee each in carrying out its responsibilities. The independent public accountants have full and free access to the Audit Committee and meet with its members, with and without management being present, to discuss auditing and financial reporting matters.

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                                                 December 31,
                                                                                     1999                  September 30,
                                                                                  (unaudited)                 1999 /(1)/
                                                                                 --------------            ---------------
Assets
------
Property and equipment                                                            $        2,258             $        2,266
Accumulated depreciation                                                                    (840)                      (827)
                                                                                  --------------             --------------
  Net property and equipment                                                               1,418                      1,439
Lease contracts receivable                                                                    35                         38
Trade receivables, net                                                                        88                         78
Other assets                                                                                  14                         14
Cash                                                                                           1                          4
                                                                                  --------------             --------------
                                                                                  $        1,556             $        1,573
                                                                                  ==============             ==============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                                                              $          841             $          852
Deferred income taxes                                                                        322                        309
Accounts payable and accrued expenses                                                         65                         75
                                                                                  --------------             --------------
  Total liabilities                                                                        1,228                      1,236
                                                                                  --------------             --------------

  Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized:
  30,000,000 shares; issued and outstanding;
  12,070,950 shares at December 31, 1999
  and 12,812,400 shares at September 30, 1999                                                  6                          6
Capital in excess of par value                                                                 -                          -
Retained earnings                                                                            331                        341
Unearned compensation - restricted stock                                                      (3)                        (3)
Accumulated other comprehensive income                                                        (6)                        (7)
                                                                                  --------------             --------------
  Total stockholders' equity                                                                 328                        337
                                                                                  --------------             --------------
                                                                                  $        1,556                      1,573
                                                                                  ==============             ==============

/(1)/ Derived from XTRA Corporation's audited September 30, 1999 financial statements.


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                (Millions of dollars, except per share amounts)
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                  December 31,
                                                                                        1999                      1998
                                                                                   --------------            --------------
Revenues                                                                           $          127            $          123

Operating expenses
  Depreciation on rental equipment                                                             38                        38
  Rental equipment lease financing                                                              1                         -
  Rental equipment operating expenses                                                          28                        27
  Selling and administrative expense                                                           12                        13
                                                                                   --------------            --------------
                                                                                               79                        78
                                                                                   --------------            --------------

     Operating income                                                                          48                        45

Interest expense                                                                               15                        14
                                                                                   --------------            --------------

     Income from operations before
     provision for income taxes and unusual item                                               33                        31

Unusual item:  costs related to terminated merger                                               -                         1
                                                                                   --------------            --------------

     Pretax income                                                                             33                        30

Provision for income taxes                                                                     13                        12
                                                                                   --------------            --------------

     Net income                                                                    $           20            $           18
                                                                                   ==============            ==============

Earnings per basic common share                                                    $         1.61            $         1.18
Basic shares outstanding (in millions)                                                       12.6                      15.4

Earnings per diluted common share                                                  $         1.61            $         1.18
Diluted shares outstanding (in millions)                                                     12.6                      15.4

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                          1999                1998
                                                                                     --------------       ------------
 Cash flows from operations:
   Net income                                                                        $           20       $         18
   Add non-cash income and expense items:
       Depreciation and amortization, net                                                        37                 38
       Deferred income taxes, net                                                                13                 11
       Bad debt expense                                                                           2                  1
   Add other cash items:
       Net change in receivables, other assets,
       payables and accrued expenses                                                            (24)               (21)
       Cash receipts from lease contracts receivable                                              7                  6
       Recovery of property and equipment net book value                                         20                  4
                                                                                     --------------       ------------
         Total cash provided from operations                                                     75                 57
                                                                                     --------------       ------------


     Cash used for investment activities:
      Additions to property and equipment                                                       (37)               (59)
                                                                                     --------------       ------------
       Total cash used for investing activities                                                 (37)               (59)
                                                                                     --------------       ------------


    Cash flows from financing activities:
       Borrowings of long-term debt                                                              45                  -
       Payments of long-term debt                                                               (56)                (1)
       Repurchase of common stock                                                               (30)                 -
                                                                                     --------------       ------------
          Total cash used for financing activities                                              (41)                (1)
                                                                                     --------------       ------------


        Net decrease in cash                                                                     (3)                (3)
        Cash at beginning of period                                                               4                  3
                                                                                     --------------       ------------
        Cash at end of period                                                        $            1       $          -
                                                                                     ==============       ============

        Total interest paid                                                          $           22       $         23
        Total net income taxes paid                                                  $            1       $          -

The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 Three months ended December 31, 1999 and 1998
                 ---------------------------------------------
                             (Millions of dollars)
                                  (Unaudited)

                                     Common                                          Unearned       Accumulated
                                      Stock          Capital in                    Compensation        Other            Total
                                     $ 0.50           Excess of       Retained     on Restricted   Comprehensive     Stockholders'
                                    Par Value         Par Value       Earnings         Stock           Income           Equity
                                  --------------  ---------------- --------------  -------------  ---------------  ----------------
Balance at September 30, 1998       $         8        $       57     $      354     $        -       $     (11)        $     408

Comprehensive income:
    Net income                                -                 -             18              -               -                18
    Foreign currency translation
     adjustment                               -                 -              -              -               -                 -
                                   --------------  ---------------- --------------  -------------  ---------------  ----------------
Total comprehensive income                    -                 -             18              -               -                18
Shares granted under restricted
  stock plan, options exercised,
  forfeitures, and related
  tax benefits, net                           -                 4              -              -               -                 4
                                   --------------  ---------------- --------------  -------------  ---------------  ----------------
Balance at December 31, 1998        $         8        $       61         $  372     $        -       $     (11)        $     430
                                   ==============  ================ ==============  =============  ===============  ================

Balance at September 30, 1999       $         6        $        -        $   341     $       (3)      $      (7)        $     337

Comprehensive Income:
  Net income                                  -                 -             20              -               -                20
  Foreign currency translation
   adjustment                                 -                 -              -              -               1                 1
                                   --------------  ---------------- --------------  -------------  ---------------  ----------------
Total comprehensive income                    -                 -             20              -               1                21
Common stock repurchased                      -                 -            (30)             -               -                 -
                                   --------------  ---------------- --------------  -------------  ---------------  ----------------
Balance at December 31, 1999        $         6        $        -         $  331     $       (3)      $      (6)        $     328
                                   ==============  ================ ==============  =============  ===============  ================

The accompanying notes are an integral part of these consolidated financial statements

                       XTRA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the three months ended December 31, 1999 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $128 million at December 31, 1999 and $94 million at September 30, 1999.

      During the first quarter of fiscal year 2000, the Company issued $45 million of Medium-term Notes with a weighted average interest rate of 7.0% and a weighted average life of 3 years. At December 31, 1999, the Company has $412 million remaining available under its current shelf registration for future debt issuance.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. XTRA Corporation generally guarantees the debt of XTRA, Inc. The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:

     Selected Balance Sheet Data:         December 31,       September 30,
     (Millions of dollars)                    1999                1999
                                          ------------       -------------

     Net property and equipment            $     1,410        $      1,435
     Receivables, net                              123                 115
     Other assets                                   15                  18
                                          ------------        ------------
          Total assets                     $     1,548        $      1,568
                                          ============        ============

     Debt                                  $       841        $        852
     Deferred income taxes                         322                 309
     Other liabilities                              60                  72
                                           -----------        ------------
          Total liabilities                      1,223               1,233
                                           -----------        ------------

     Stockholders' equity                          325                 335
                                           -----------        ------------
          Total liabilities and
               stockholders' equity        $     1,548         $     1,568
                                           ===========        ============

     Selected Income Statement Data:
     ------------------------------
     (Millions of dollars)                        Three Months Ended
                                                      December 31,
                                              1999                1998
                                           -----------        ------------

     Revenues                              $       127         $       123
     Pretax income                                  33                  31
     Net income                                     20                  19

(5) The following table provides a reconciliation of the numerators and denominators Of the basic and diluted earnings per share computations:

                                                      Three Months Ended
                                                          December 31,
                                                    1999               1998
                                                 ----------         ----------
Net income (numerator)                           $       20         $       18
                                                 ==========         ==========

Computation of Basic Shares Outstanding (in
-------------------------------------------
thousands, except per share amounts)
------------------------------------

Weighted average number of basic
 shares outstanding (denominator)                    12,595             15,373
                                                 ==========         ==========

Basic earnings per common share                  $     1.61         $     1.18
                                                 ==========         ==========

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic
 shares outstanding                                  12,595             15,373

Common stock equivalents for diluted
 shares outstanding:                                      5                  7
                                                 ----------         ----------

Weighted average number of diluted
 shares outstanding (denominator)                    12,600             15,380
                                                 ==========         ==========

Diluted earnings per common share                $     1.61         $     1.18
                                                 ==========         ==========


(6) Pursuant to the aggregation criteria of SFAS 131, an entity may aggregate operating segments if it has similar characteristics and if they are similar on the following five dimensions: (1) nature of products and services, (2) nature of production process, (3) types of customers, (4) distribution methods, and (5) nature of its regulatory environment. The Company's operating divisions and related transportation equipment have been aggregated into two reportable segments: North America and International

     The North American reporting segment consists of the Company's XTRA Lease and Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:

     Segment Information:                   Three months ended December 31
     -------------------                 ----------------------------------
                                           North
     (Dollars in millions)               America       International  Total
     ---------------------               -------       -------------  -----
     1999:
     Revenues                            $   112               $  15  $ 127
     Operating income                         46                   2     48


     1998:
     Revenues                            $   105               $  18  $ 123
     Operating income                         43                   2     45

     Reconciliation of combined operating          Three months ended
     ------------------------------------
     profit:                                           December 31
     -------                                      --------------------
                                                       1999     1998
                                                       ----     ----
     Operating income for reportable segments            48       45
     Interest expense                                    15       14
     Non-recurring charges                                -       (1)
                                                  --------------------
     Pretax income                                    $  33   $   30
                                                  ====================

(7) On September 17, 1999, the Board of Directors approved a new $100 million stock repurchase authorization, which became effective upon the completion of the prior $200 million stock repurchase program. During the three months ended December 31, 1999, the Company repurchased .7 million shares for an aggregated $30 million. Combined repurchases for fiscal 1999 and the first quarter of fiscal 2000 aggregated $141 million or 3.4 million shares, which represents 22% of the total shares outstanding at the beginning of fiscal 1999. As of December 31, 1999, the Company had approximately $81 million remaining under its current $100 million stock repurchase authorization.

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

     XTRA Corporation leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, intermodal trailers, chassis, marine containers, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, industry downturns tend to lengthen the collection period of certain receivables.

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

The Three Months Ended December 31, 1999
----------------------------------------
Versus the Three Months Ended December 31, 1998:
------------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization. Utilization is calculated as the ratio of revenue-earning units to the total fleet The total fleet is derived from billing information, usage reports and other information from customers; assumptions based on historical experience, and equipment inventories taken at Company depots, and is an approximation. Utilization is impacted by the supply of, and demand for, available equipment, the level of economic activity in North America, and world trade activity.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended December 31, 1999 and 1998. The Company's average fleet size and net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                         Three Months Ended
                                                             December 31,
                                                        1999            1998
                                                      --------        --------
XTRA Lease
----------
Utilization                                                 92%             92%
Units                                                   88,000          82,000
Net investment in equipment (in millions)             $    929        $    794

XTRA Intermodal
---------------
Utilization                                                 87%             86%
Units                                                   52,000          53,000
Net investment in equipment (in millions)             $    247        $    277

Total North America
-------------------
Utilization                                                 91%             90%
Units                                                  140,000         135,000
Net investment in equipment (in millions)             $  1,176        $  1,071

International
-------------
Utilization                                                 78%             74%
Units                                                  146,000         165,000
Net investment in equipment (in millions)             $    307        $    384

Consolidated
------------
Utilization                                                 88%             86%
Units                                                  286,000         300,000
Net investment in equipment (in millions)             $  1,483        $  1,455

     Consolidated revenues increased by 3% or $4 million for the three months ended December 31, 1999 compared to the same period a year ago. The Company's average equipment utilization increased from 86% in the first quarter of fiscal year 1999 to 88% in the first quarter of fiscal 2000. Average net investment in equipment increased by $28 million from the same quarter of the prior year due primarily to an increase in net investment in over-the-road trailers, partially offset by a decline in net investment in intermodal trailers and marine containers.

     The Company's North American revenues increased $8 million from the same quarter a year ago due primarily to an increase in working units and by a modest increase in lease rates. The Company's North American utilization averaged 91% in the first quarter of fiscal 2000, as compared to 90% in the comparable prior year period. XTRA Lease's revenues increased $9 million from the comparable prior year quarter due to strong levels of domestic freight and year 2000 concerns leading to more over-the-road trailer working units. XTRA Lease's utilization averaged 92%, the same as the comparable prior quarter, on a larger fleet than the year earlier quarter. XTRA Intermodal's revenues decreased $1 million from the same quarter of fiscal 1999 due to a decline in intermodal trailer working units and a slight decline in lease rates. XTRA Intermodal's utilization averaged 87% in the first quarter of fiscal 2000, compared to 86% in the same period of fiscal 1999.

     The Company's North American over-the-road trailer fleet averaged 86,000 units, or 61% of average net investment in equipment in the first quarter of fiscal year 2000, compared to 80,000 units, or 54% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures have been for over-the-road equipment during the last fiscal year and the same investment focus is anticipated for fiscal year 2000.

     The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 20,000 units, or 8% of average net investment in equipment in the first quarter of 2000, versus 22,000 units, or 10% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $4 million from the same quarter of the prior year, due primarily to a decrease in working units and approximately 10% lower lease rates than the prior year quarter. Equipment utilization improved to 78% from 74% in the comparable prior year period. The Company's average international fleet size decreased to 146,000 units in the first quarter of fiscal 2000 from 165,000 units in the comparable prior year period. During the first quarter of fiscal 2000, the Company sold 5,000 containers under its disposal program; a cumulative 18,000 containers out of approximately 20,000 units originally targeted for disposal have been sold over the last year and expects to sell the remaining containers by March 31, 2000. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased by 2% or $1 million for the three months ended December 31, 1999 from the same period of fiscal 1999. Depreciation expense remained unchanged from the comparable prior year period. Rental equipment lease financing expenses of $1 million were incurred in the first quarter of fiscal 2000 versus no expense in the first quarter of fiscal 1999. Rental equipment operating expense increased by 5% or $1 million due primarily to increased tire and repair and maintenance costs associated with the intermodal trailer fleet. Selling and administrative expenses decreased by 9% or $1 million as a result of the efficiencies of the Shared Service Center and the marine container management outsourcing, partially offset by increases in bad debt and information technology expenses.

Interest Expense
----------------

     Interest expense increased by 7% or $1 million for the three months ended December 31, 2000 from the same period of fiscal 1999, due primarily to higher average net debt outstanding.

Unusual Item: Costs Related to Terminated Merger
------------------------------------------------

     During the first quarter of fiscal 1999, the Company terminated its proposed merger with Wheels MergerCo. As a result, XTRA recorded $1 million in the first quarter of 1999 as an unusual item on the income statement. These costs represent the balance of expenses related to the terminated merger.

Pretax Income
-------------

     Pretax earnings, excluding the impact of the unusual item noted above, increased 6% or $2 million for the three months ended December 31, 1999 over the same period a year ago primarily due to an increase in revenues.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the three months ended December 31, 1999 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Share Repurchases
-----------------

     On September 17, 1999, the Board of Directors approved a new $100 million stock repurchase authorization, which became effective upon the completion of the prior $200 million stock repurchase program. During the three months ended December 31, 1999, the Company repurchased .7 million shares for $30 million. Combined repurchases for fiscal 1999 and the first quarter of fiscal 2000 aggregated $141 million or 3.4 million shares, which represents 22% of the total shares outstanding at the beginning of fiscal 1999. As of December 31, 1999, the Company had $81 million of authorization remaining under its current $100 million stock repurchase authorization. The repurchases to date will be accretive to earnings and have increased the debt to equity ratio to within the Company's target leverage range of 2.5 - 3.0:1.0.

Liquidity and Capital Resources
-------------------------------

     During the three months ended December 31, 1999, the Company generated cash flows from operations of $75 million.Cash flows from operations (recovery of property and equipment)includes $10 million of sale proceeds from equipment purchased in the previous quarter and refinanced under an off balance sheet lease during the first quarter of fiscal 2000.

During the same period, the Company purchased $61 million of property and equipment, including $37 million purchased and $24 million of equipment financed under an off balance sheet lease. Net debt outstanding (debt less cash) decreased $8 million.

     As of January 2000, committed capital expenditures for revenue equipment for fiscal 2000 amounted to approximately $115 million. This amount could increase if business conditions warrant.

     The Company entered into a $34 million, 10-year operating lease agreement during the first quarter of fiscal 2000. The lease is classified as an off balance sheet lease financing.

     During the first quarter of fiscal 2000, the Company issued $45 million of Medium Term Notes with a weighted average interest rate of 7.0% and a weighted life of 3 years.

     As of February 2, 2000, XTRA Inc. had $412 million available for future issuance under its $604 million shelf registration.

     During the first quarter of fiscal 2000, the Company increased its bank commitments under the Revolving Credit Agreement to $250 million. Pricing is dependent on the Company's credit ratings and the rate is based on a fixed spread over LIBOR. As of February 2, 2000, the Company had $145 million of unused credit available under its $250 million Revolving Credit Agreement.

Year 2000
---------

     As of February 2, 2000, the Company had not encountered any significant business disruptions as a result of internal or external Year 2000 issues. While no such disruption has developed, Year 2000 issues may arise in the future. The Company will continue to monitor and work to remediate any issues that may arise. Although the Company does not currently expect a material disruption of its business from a Year 2000 issue, such future events cannot be known with certainty.

New Accounting Pronouncements
-----------------------------

     In the first quarter of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use". The provisions of the SOP require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Prior to the adoption of SOP 98-1, the Company expensed its internal software development costs and capitalized its external software development costs. The Company does not believe that the adoption will not have a material impact on the Company's future earnings or financial position.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                     -------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------

     At December 31, 1999, there were no material changes in the market risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1999.

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

VARIABLE REVENUES AND OPERATING RESULTS
---------------------------------------

The Company's revenues may vary significantly from period to period, whereas a high percentage of its operating costs are fixed. As a result of the variability of the Company's revenues and the Company's limited ability to reduce its fixed operating costs, the Company's profitability may be cyclical and subject to significant fluctuation from period to period. The Company's revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization (the ratio of revenue earning equipment to the total fleet). Some of the factors which affect lease rates and working units are competition, economic conditions and world trade activity, the supply of and demand for available equipment, aggressive purchasing of equipment by the Company's customers and competitors leading to an excess supply of equipment and reduced lease rates and utilization, shifting traffic trends in the industry, severe adverse weather conditions, strikes by transportation unions and other factors in the freight transportation industry. The Company's fixed costs include depreciation, rental equipment lease financing, a portion of both rental equipment operating expenses and selling and administrative expenses.

AVAILABILITY OF NEW EQUIPMENT
-----------------------------

New equipment is built to the Company's specifications and reflects industry standards and customer needs. The Company purchases new equipment from a number of manufacturers. Certain of these manufacturers have consolidated and, in the process, eliminated manufacturing facilities. These manufacturers are, in turn, dependent on the prompt delivery and supply of the components required to assemble trailers, chassis and containers. Historically, delivery times have varied from three to fifteen months from when the Company places an order. There can be no assurance that the appropriate equipment will be available when needed by the Company. In addition, it is difficult to accurately predict demand for the Company's equipment in future periods. As a result, the Company's performance in a given period may be adversely affected by its inability to quickly increase fleet size, due to extended back orders, in response to unexpectedly strong demand.

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

CUSTOMER CONSOLIDATION
----------------------

     Certain industries in which the Company competes, including trucking and shipping, are in the process of consolidation. As a result of this consolidation, the Company's customers may be better able to manage their equipment requirements and may seek increased efficiencies through direct ownership of equipment. In such event, the ratio of leased equipment to owned equipment might decrease, which could reduce the overall market for the Company's services.

AVAILABILITY OF CAPITAL
-----------------------

     The acquisition of new equipment, both for growth as well as replacement of older equipment, requires significant capital. In addition, over the past several years the Company has grown its fleet through acquisitions of other companies, requiring additional capital. The Company plans to continue to pursue acquisition opportunities. Historically, the Company generally has had available a variety of sources to finance such expenditures and acquisitions at favorable rates and terms. However, the availability of such capital depends heavily upon prevailing market conditions, the Company's capital structure, and its credit ratings. No assurances can be given that the Company will be able to obtain sufficient financing on terms that are acceptable to it to fund its operations and capital expenditures or to enable the Company to take advantage of favorable acquisition opportunities.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

Exhibit No.         Description
-----------         -----------

12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1999 and 1998 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1999 and 1998 for XTRA, Inc.

27                  Financial Data Schedule

(b)                 Reports on Form 8-K
---                 -------------------


     On February 2, 2000, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XTRA CORPORATION
                                    ------------------------------------------
                                    (Registrant)


Date:     February 14, 2000         /s/ Michael J. Soja
          -----------------         ------------------------------------------
                                    Michael J. Soja
                                    Vice President and Chief Financial Officer


Date:     February 14, 2000         /s/ Thomas S. McHugh
          -----------------         ------------------------------------------
                                    Thomas S. McHugh
                                    Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description
-----------    -----------

12.1 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1999 and 1998 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the three months ended December 31, 1999 and 1998 for XTRA, Inc.

27             Financial Data Schedule