Form 10-Q
period 2000-03-31
XTRA CORP /DE/
filed 2000-05-10
CIK 217591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended       March 31, 2000
                           -----------------------------------------------------

Commission File Number               1-7654
                      ----------------------------------------------------------

                               XTRA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                            06-0954158
          --------------------------          --------------------------
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

                        Yes    X         No
                            -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 28, 2000
     -----------------------            ---------------------------------
     Common Stock, Par Value                        12,072,005
     $.50 Per Share

                        XTRA CORPORATION AND SUBSIDIARIES


                                     INDEX



                                                                      Page No.
                                                                      --------

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

         Management Representation ........................................... 3

         Consolidated Balance Sheets
          March 31, 2000 and September 30, 1999 .............................. 4

         Consolidated Statements of Operations
          For the Three Months and Six Months Ended
          March 31, 2000 and 1999 ............................................ 5

         Consolidated Statements of Cash Flows
          For the Six Months Ended
          March 31, 2000 and 1999 ............................................ 6

         Consolidated Statements of Stockholders' Equity
          For the Six Months Ended
          March 31, 2000 and 1999 ............................................ 7

         Notes to Consolidated Financial Statements .......................... 8

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations .......................12
         ---------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........20
         ----------------------------------------------------------

Part II. Other Information
         -----------------

     Item 5.  Other Matters ..................................................21

     Item 6.  Exhibits and Reports on Form 8-K ...............................23


     Signatures ..............................................................24

     Exhibit Index ...........................................................25

                        PART I - FINANCIAL INFORMATION

                       XTRA CORPORATION AND SUBSIDIARIES

                      ITEM 1 - MANAGEMENT REPRESENTATION


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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                        March 31,
                                                          2000     September 30,
                                                      (unaudited)    1999 (1)
                                                      -----------  ------------
Assets
------
Property and equipment                                 $ 2,261       $ 2,266
Accumulated depreciation                                  (846)         (827)
                                                      -----------  ------------
     Net property and equipment                          1,415         1,439
Lease contracts receivable                                  34            38
Trade receivables, net                                      78            78
Other assets                                                23            14
Cash                                                         1             4
                                                      -----------  ------------
                                                       $ 1,551       $ 1,573
                                                      ===========  ============

Liabilities and Stockholders Equity
-----------------------------------
Liabilities:
Debt                                                   $   808       $   852
Deferred income taxes                                      331           309
Accounts payable and accrued expenses                       70            75
                                                      -----------  ------------
     Total liabilities                                   1,209         1,236
                                                      -----------  ------------

Commitments and contingencies:

Stockholders equity:
Common stock, par value $.50 per share; authorized:
   30,000,000 shares; issued and outstanding;
   12,069,505 shares at March 31, 2000
   and 12,812,400 shares at September 30, 1999               6             6
Retained earnings                                          343           341
Unearned compensation - restricted stock                    (2)           (3)
Accumulated other comprehensive income                      (5)           (7)
                                                      -----------  ------------
     Total stockholders' equity                            342           337
                                                      -----------  ------------
                                                       $ 1,551       $ 1,573
                                                      ===========  ============

(1) Derived from XTRA Corporations audited September 30, 1999 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 March 31,                  March 31,
                                                             2000        1999           2000       1999
                                                          ----------  ----------     ----------  ---------
Revenues                                                    $ 115       $ 110          $ 242        $ 232

Operating expenses
     Depreciation on rental equipment                          38           38            75           76
     Rental equipment lease financing expense                   2           --             4           --
     Rental equipment operating expenses                       27           27            55           53
     Selling and administrative expense                        11           12            23           25
     Revenue equipment writedown                               --           25            --           25
     Restructuring costs                                       --           13            --           13
                                                          ----------  ----------     ----------  ---------
                                                               78          115           157          192
                                                          ----------  ----------     ----------  ---------
          Operating income (loss)                              37           (5)           85           40

Interest expense                                               15           14            29           28
                                                          ----------  ----------     ----------  ---------
          Income (loss) from operations before provision
          (benefit) for income taxes and unusual item          22          (19)           56           12

Unusual item:  costs related to terminated merger              --           --            --            1
                                                          ----------  ----------     ----------  ---------
          Pretax income (loss)                                 22          (19)           56           11

Provision (benefit) for income taxes                            9           (8)           22            4
                                                          ----------  ----------     ----------  ---------
          Net income (loss)                                 $  13       $  (11)        $  34        $   7
                                                          ==========  ==========     ==========  =========

Earnings per basic common share                             $1.12       $(0.82)        $2.74        $0.46
Weighted average basic shares outstanding (in millions)      12.0         13.9          12.3         14.6

Earnings per diluted common share                           $1.12       $(0.82)        $2.74        $0.46
Weighted average diluted shares outstanding (in millions)    12.0         13.9          12.3         14.6




The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 March 31,
                                                              2000     1999
                                                             ------  -------
Cash flows from operations:
   Net income                                                $  34    $   7
   Add non-cash income and expense items:
     Depreciation and amortization, net                         75       75
     Restructuring charges and revenue equipment writedown      --       38
     Deferred income taxes, net                                 21        4
     Bad debt expense                                            3        2
   Add other cash items:
     Net change in receivables, other assets,
      payables and accrued expenses                            (18)      (9)
     Cash receipts from lease contracts receivable              13       13
     Recovery of property and equipment net book value          32       10
                                                             ------  -------
        Total cash provided from operations                    160      140
                                                             ------  -------

Cash used for investment activities:
   Additions to property and equipment                         (89)    (129)
                                                             ------  -------
       Total cash used for investing activities                (89)    (129)
                                                             ------  -------

Cash flows from financing activities:
   Borrowings of long-term debt                                 45       79
   Payments of long-term debt                                  (89)      --
   Repurchase of common stock                                  (30)     (90)
                                                             ------  -------
       Total cash used for financing activities                (74)     (11)
                                                             ------  -------

Net decrease in cash                                            (3)      --
Cash at beginning of period                                      4        3
                                                             ------  -------
Cash at end of period                                        $   1    $   3
                                                             ======  =======

Total interest paid                                          $  29    $  28
Total net income taxes paid                                  $   1    $  --


The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Six months ended March 31, 2000 and 1999
                             (Millions of dollars)
                                  (Unaudited)

                                                   Common                               Unearned       Accumulated
                                                    Stock     Capital in              Compensation-       Other           Total
                                                   $ 0.50      Excess of   Retained    Restricted     Comprehensive   Stockholders'
                                                  Par Value    Par Value   Earnings       Stock           Income          Equity
                                                  ---------   ----------   --------   -------------   -------------   -------------
Balance at September 30, 1998                      $   8        $  57      $ 354         $  --          $  (11)          $  408

Comprehensive Income:
  Net income                                           --           --         7             --             --                7
  Foreign currency translation adjustment              --           --         --            --              3                3
Total comprehensive income                             --           --         --            --             --               10
 Shares granted under restricted stock plan,
   options exercised, forfeitures, and related
   tax benefits                                        --            3         --            --             --                3
Common stock repurchased                               (1)         (60)       (29)           --             --              (90)
                                                  ---------   ----------   --------   -------------   -------------   -------------
Balance at March 31, 1999                           $   7        $  --      $ 332         $  --          $  (8)           $ 331
                                                  =========   ==========   ========   =============   =============   =============
Balance at September 30, 1999                       $   6        $  --      $ 341         $  (3)         $  (7)             337

Comprehensive Income:
  Net income                                           --           --         34            --             --               34
  Foreign currency translation adjustment              --           --         --            --              2                2
Total comprehensive income                             --           --         --            --             --               36
Shares granted under restricted stock plan,
  options exercised, forfeitures, and related
  tax benefits                                        --           --         (2)            1             --               (1)
Common stock repurchased                               --           --        (30)           --             --              (30)
                                                  ---------   ----------   --------   -------------   -------------   -------------
 Balance at March 31, 2000                          $   6        $  --      $ 343         $  (2)         $  (5)           $ 342
                                                  =========   ==========   ========   =============   =============   =============

The accompanying notes are an intergral part of these consolidated financial statements

                        XTRA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the fiscal 2000 the Company is recording a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $82 million at March 31, 2000 and $94 million at September 30, 1999.

     At March 31, 2000, the Company had $412 million remaining available under its current shelf registration for future debt issuance. The Company had $137 million of unused credit available under its $250 million Revolving Credit Agreement at March 31, 2000.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. XTRA Corporation generally guarantees the debt of XTRA, Inc. The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:


                                                          (unaudited)
Selected Balance Sheet Data:                         March 31,    March 31,
----------------------------                           2000         1999
(Millions of dollars)                              ------------  ------------

Net property and equipment                           $   1,406    $   1,462
Receivables, net                                           112          101
Other assets                                                23           19
                                                   ------------  ------------
   Total assets                                      $   1,541    $   1,582
                                                   ============  ============

Debt                                                 $     808    $     881
Deferred income taxes                                      331          291
Other liabilities                                           64           83
                                                   ------------  ------------
   Total liabilities                                     1,203        1,255
                                                   ------------  ------------

Stockholders equity                                        338          327
                                                   ------------  ------------
   Total liabilities and stockholders equity         $   1,541    $   1,582
                                                   ============  ============

Selected Income Statement Data:
-------------------------------
(Millions of dollars)
                                            For the three months ended March 31,
                                                   2000              1999
                                            ----------------    ----------------
Revenues                                        $     115         $     110
Pretax income (loss)                                   22               (15)
Net income (loss)                                      13                (8)

                                              For the six months ended March 31,
                                                   2000              1999
                                            ----------------    ----------------
Revenues                                         $    242         $     232
Pretax income                                          55                15
Net income                                             33                11

(5) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                          (unaudited)
                                                           Three Months Ended      Six Months Ended
                                                                 March 31,              March 31,
                                                            2000        1999        2000        1999
                                                         ----------  ----------  ----------  ----------
Net income (loss) (numerator)                             $     13    $    (11)   $     34    $      7
                                                         ==========  ==========  ==========  ==========

Computation of  Basic Shares Outstanding
----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic
   shares outstanding (denominator)                         12,015      13,895      12,307      14,642
                                                         ==========  ==========  ==========  ==========

Basic earnings per common share                           $   1.12       (0.82)   $   2.74    $   0.46
                                                         ==========  ==========  ==========  ==========

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic shares outstanding         12,015      13,895      12,307      14,642

Common stock equivalents for diluted shares outstanding         11           0           7           5
                                                         ----------  ----------  ----------  ----------
Weighted average number of diluted
   shares outstanding (denominator)                         12,026      13,895      12,314      14,647
                                                         ==========  ==========  ==========  ==========

Diluted earnings per common share                         $   1.12       (0.82)   $   2.74    $   0.46
                                                         ==========  ==========  ==========  ==========


(6) Pursuant to the aggregation criteria of SFAS 131, an entity may aggregate operating segments if it has similar characteristics and if they are similar on the following five dimensions: (1) nature of products and services, (2) nature of production process, (3) types of customers, (4) distribution methods, and (5) nature of its regulatory environment. The Company's operating divisions and related transportation equipment have been aggregated into two reportable segments: North America and International.

     The North American reporting segment consists of the Company's XTRA Lease and Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:

                                                                 (unaudited)
Segment Information:                   Three months ended March 31,        Six months ended March 31,
--------------------                  ------------------------------     ------------------------------
                                       North                              North
(Dollars in millions)                 America  International   Total     America  International   Total
---------------------                 -------  --------------  ------    -------  --------------  -----
2000:
Revenues                                $ 100           $ 15   $ 115       $ 212           $ 30   $ 242
Operating income                           35              2      37          81              4      85


1999:
Revenues                                $  94           $ 16   $ 110       $ 198           $ 34   $ 232
Operating income (loss)                    30            (35)     (5)         73            (33)     40

Reconciliation of
-----------------
combined operating
------------------                      Three months ended                  Six months ended
profit:                                      March 31,                          March 31,
-------                             ------------------------------    -----------------------------
                                          2000              1999             2000              1999
                                         -----             -----            -----             -----
Operating income (loss) for                 37                (5)              85                40
 reportable segment
Interest expense                            15                14               29                28
Non-recurring charges                        -                 -                -                 1
                                     -----------------------------    -----------------------------
Pretax income (loss)                        22               (19)              56                11
                                    ==============================    =============================

                        XTRA CORPORATION AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Three Months Ended March 31, 2000
-------------------------------------
Versus the Three Months Ended March 31, 1999:
---------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization. Utilization is calculated as the ratio of revenue-earning units to the total fleet. The total fleet is derived from billing information, usage reports and other information from customers, assumptions based on historical experience, and equipment inventories taken at Company depots, and is an approximation. Utilization is impacted by the supply of, and demand for, available equipment, the level of economic activity in North America, and world trade activity.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in units, and average net investment in revenue equipment for the three months ended March 31, 2000 and 1999. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.


                                              Three Months Ended
                                                   March 31,
                                               2000        1999
                                            ---------   ---------
XTRA Lease
----------
Utilization                                       83%         83%
Units                                         89,000      83,000
Net investment in equipment (in millions)   $    960    $    824

XTRA Intermodal
---------------
Utilization                                       81%         78%
Units                                         51,000      54,000
Net investment in equipment (in millions)   $    230    $    273

Total North America
-------------------
Utilization                                       82%         81%
Units                                        140,000     137,000
Net investment in equipment (in millions)   $  1,190    $  1,097

International
-------------
Utilization                                       82%         69%
Units                                        142,000     163,000
Net investment in equipment (in millions)   $    290    $    361

Consolidated
------------
Utilization                                       82%         78%
Units                                        282,000     300,000
Net investment in equipment (in millions)   $  1,480    $  1,458


     Consolidated revenues increased by 5% or $5 million for the three months ended March 31, 2000 compared to the same period a year ago. The Company's average equipment utilization increased from 78% in the second quarter of fiscal year 1999 to 82% in the second quarter of fiscal 2000. Average net investment in equipment was relatively unchanged from the same quarter of the prior year.

     The Company's North American revenues increased $6 million from the same quarter a year ago due primarily to an increase in working units, partially offset by a slight decline in lease rates. The Company's North American utilization averaged 82% in the second quarter of fiscal 2000, as compared to 81% in the comparable prior year period. XTRA Lease's revenues increased $7 million from the comparable prior year quarter due to strong levels of domestic freight leading to more over-the-road trailer working units. XTRA Lease's utilization averaged 83%, the same as the comparable prior quarter, on a larger fleet than the year earlier quarter. XTRA Intermodal's revenues decreased $1 million from the same quarter of fiscal 1999 due primarily to a decline in intermodal trailer working units and a slight decline in lease rates. XTRA Intermodal's utilization averaged 81% in the second quarter of fiscal 2000, compared to 78% in the same period of fiscal 1999.

     The Company's North American over-the-road trailer fleet averaged 87,000 units, or 64% of average net investment in equipment in the second quarter of fiscal year 2000, compared to 81,000 units, or 56% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road equipment during the fiscal 1999 and the same investment focus is anticipated for fiscal year 2000.

     The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 19,000 units, or 8% of average net investment in equipment in the second quarter of 2000, versus 22,000 units, or 10% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $1 million from the same quarter of the prior year, due primarily to lower lease rates than the prior year quarter, primarily offset by an increase in working units. The combination of increased working units and a significant reduction in fleet size resulted in an improvement in utilization to 82% from 69% in the comparable prior year period. The Company's average international fleet size decreased to 142,000 units in the second quarter of fiscal 2000 from 163,000 units in the comparable prior year period. During the second quarter of fiscal 2000, the Company sold 3,000 marine containers under its disposal program; bringing the total number of disposals to 21,000 marine containers since beginning the disposal program last year. XTRA expects through the normal course of operations to dispose of an additional 5,000 containers during the second half of fiscal year 2000. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased by 1% or $1 million, excluding one-time charges, for the three months ended March 31, 2000 from the same period of fiscal 1999. Depreciation expense remained the same from the comparable prior year period. Rental equipment lease financing expenses of $2 million were incurred in the second quarter of fiscal 2000 versus no comparable expense in the second quarter of fiscal 1999. Rental equipment operating expense remained the same versus the comparable prior year period. Selling and administrative expenses decreased by 8% or $1 million as a result of the efficiencies of forming the Shared Service Center and the marine container management outsourcing, partially offset by higher payroll and higher information technology costs.

Interest Expense
----------------

     Interest expense increased by $1 million or 7% for the three months ended March 31, 2000 from the same period of fiscal 1999, due to higher average interest rates, partially offset by lower average debt.

Pretax Income
-------------

     Pretax income, excluding one-time charges, increased 16% or $3 million for the three months ended March 31, 2000 over the same period a year ago primarily due to an increase in utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the three months ended March 31, 2000 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

The Six Months Ended March 31, 2000
Versus the Six Months Ended March 31, 1999:
-------------------------------------------

  The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the six months ended March 31, 2000 and 1999. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.


                                                            Six Months Ended
                                                                March 31,
                                                            2000        1999
                                                         ---------   ---------
XTRA Lease
----------
Utilization                                                    88%         87%
Units                                                      89,000      82,000
Net investment in equipment (in millions)                $    952    $    810

XTRA Intermodal
---------------
Utilization                                                    84%         82%
Units                                                      51,000      54,000
Net investment in equipment (in millions)                $    236    $    275

Total North America
-------------------
Utilization                                                    87%         85%
Units                                                     140,000     136,000
Net investment in equipment (in millions)                $  1,188    $  1,085

International
-------------
Utilization                                                    80%         71%
Units                                                     143,000     164,000
Net investment in equipment (in millions)                $    295    $    370

Consolidated
------------
Utilization                                                    85%         82%
Units                                                     283,000     300,000
Net investment in equipment (in millions)                $  1,483    $  1,455


     Revenues increased by 4% or $10 million for the six months ended March 31, 2000 compared to the same period a year ago. The Company's average equipment utilization increased from 82% in the first six months of fiscal year 1999 to 85% in the first six months of fiscal 2000. Average net investment in equipment increased by $28 million from the same period of the prior year due primarily to an increase in the net investment in over-the-road trailers, which was partially offset by a decline in the net investment in the marine container and intermodal trailer fleets.

     The Company's North American revenues increased $14 million from the same period a year ago due primarily to an increase in working units partially offset by a slight decline in lease rates. The Company's North American utilization averaged 87% in the first six months of fiscal 2000, as compared to 85% in the comparable prior year period. XTRA Lease's revenues increased $16 million from the comparable prior year period due to strong levels of domestic freight leading to more over-the-road trailer working units and a modest increase in lease rates. XTRA Lease's utilization averaged 88%, a 1% increase from the comparable prior period, on a larger fleet than the year earlier period. XTRA Intermodal's revenues decreased $2 million from the same period of fiscal 1999 due primarily to a decline in intermodal trailer working units and lower lease rates. XTRA Intermodal's utilization averaged 84% in the first six months of fiscal 2000, compared to 82% in the same period of fiscal 1999.

     The Company's North American over-the-road trailer fleet averaged 86,000 units, or 63% of average net investment in equipment in the first six months of fiscal year 2000, compared to 80,000 units, or 55% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road equipment during the fiscal 1999 and the same investment focus is anticipated for fiscal year 2000.

     The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 19,000 units, or 8% of average net investment in equipment in the first half of 2000, versus 22,000 units, or 10% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $4 million from the first half of the prior year, due primarily to lower lease rates than the prior year period, partially offset by an increase in working units. Equipment utilization improved to 80% from 71% in the comparable prior year period. The Company's average international fleet size decreased to 143,000 units in the second half of fiscal 2000 from 164,000 units in the comparable prior year period. During the first half of fiscal 2000, the Company sold 8,000 marine containers under its disposal program; bringing the total number of disposals to 21,000 marine containers since beginning the disposal program last year. XTRA expects through the normal course of operations to dispose of an additional 5,000 containers during the second half of fiscal year 2000. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased by 2% or $3 million, excluding one-time charges, for the six months ended March 31, 2000 from the same period of fiscal 1999. Depreciation expense decreased by $1 million from the comparable prior year period. Rental equipment lease financing expenses of $4 million were incurred in the second half of fiscal 2000 versus no comparable expense in the second half of fiscal 1999. Rental equipment operating expense increased by $2 million due primarily to higher maintenance, tire and storage costs. Selling and administrative expenses decreased by 8% or $2 million as a result of the efficiencies of forming the Shared Service Center and the marine container management outsourcing partially offset by higher payroll, information technology costs and bad debt expense.

Interest Expense
----------------

     Interest expense increased by $1 million or 4% for the six months ended March 31, 2000 from the same period of fiscal 1999, due to higher average interest rates and higher average debt.

Unusual Item: Costs Related to Terminated Merger
------------------------------------------------

     During the first half of fiscal 1999, the Company terminated its proposed merger with Wheels MergerCo. As a result, XTRA recorded $1 million in second quarter of 1999 as an unusual item on the income statement.

Pretax Income
-------------

     Pretax income, excluding the impact of the unusual and one-time items noted above, increased 12% or $6 million for the six months ended March 31, 2000 over the same period a year ago primarily due to an increase in utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the six months ended March 31, 2000 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Share Repurchases
-----------------

     On September 17, 1999, the Board of Directors approved a new $100 million stock repurchase authorization, which became effective upon the completion of the prior $200 million stock repurchase program. Combined repurchases for fiscal 1999 and the first six months of fiscal 2000 aggregated $141 million or 3.4 million shares, which represents 22% of the total shares outstanding at the beginning of fiscal 1999. As of March 31, 2000, the Company had $81 million of authorization remaining under its current $100 million stock repurchase authorization.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 2000, the Company generated cash flows from operations of $159 million. During the same period, the Company acquired $113 million of property and equipment, including $89 million purchased and $24 million of equipment financed under an off balance sheet lease. Net debt outstanding (debt less cash) decreased $41 million.

     Cash flows from operations (recovery of property and equipment) includes $10 million of sale proceeds from equipment purchased in the prior year fiscal year and refinanced under an off balance sheet lease during the first quarter of fiscal 2000.

     As of April 28, 2000, committed capital expenditures for revenue equipment for fiscal 2000 amounted to approximately $198 million. This amount could increase if business conditions warrant.

     The Company entered into a $34 million, 10-year operating lease agreement during the first quarter of fiscal year 2000.

     During the first quarter of fiscal year 2000, the Company issued $45 million of Medium-Term Notes with a weighted average interest rate of 7.0% and a weighted average life of 3 years.

     As of April 28, 2000, XTRA Inc. had $412 million available for future issuance under current shelf registration for future debt issuance.

     During the first quarter of fiscal 2000, the Company increased its bank commitments under the Revolving Credit Agreement to $250 million. The Company had $127 million of unused credit available under its $250 million Revolving Credit Agreement as of April 28, 2000.

Year 2000
---------

     As of May 1, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. While no such disruption has developed, Year 2000 issues may arise in the future. The Company will continue to monitor and work to remediate any issues that may arise. Although the Company does not currently expect a material disruption of its business from a Year 2000 issue, such future events cannot be known with certainty.

                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     At March 31, 2000, there were no material changes in the market risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1999.

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

CUSTOMER CONSOLIDATION
----------------------

     Industries in which the Company competes, including trucking, railroads and shipping, are in the process of consolidation. As a result of this consolidation, the Company's customers may be better able to manage their equipment requirements and may seek increased efficiencies through direct ownership of equipment. In such event, the ratio of leased equipment to owned equipment might decrease, which could reduce the overall market for the Company's services.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits
-----  --------

  Exhibit No.  Description
  -----------  -----------

  12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2000 and 1999 for XTRA Corporation

  12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2000 and 1999 for XTRA, Inc.

  10.1         Amended 1997 Stock Incentive Plan

  27           Financial Data Schedule

  (b)          Reports on Form 8-K
  ---          -------------------


On May 1, 2000, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal second quarter ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      XTRA CORPORATION
                                      --------------------------------------
                                      (Registrant)




Date:       May 10, 2000              /s/ Lewis Rubin
          ----------------            --------------------------------------
                                      Lewis Rubin
                                      President and Chief Executive Officer




Date:       May 10, 2000              /s/ Michael J. Soja
          ----------------            --------------------------------------
                                      Michael J. Soja
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

12.1 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2000 and 1999 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2000 and 1999 for XTRA, Inc.

10.1           Amended 1997 Stock Incentive Plan

27             Financial Data Schedule