Form 10-Q/A
period 2000-03-31
XTRA CORP /DE/
filed 2000-06-15
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     March 31, 2000
                           ----------------------------------------------------


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



               200 Nyala Farms Road, Westport, Connecticut 06880
             -----------------------------------------------------
                    (Address of principal executive offices)


                                (203) 221-1005
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                        Yes    X         No
                            -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at April 28, 2000
----------------------------               ------------------------------
  Common Stock, Par Value                             12,072,005
      $.50 Per Share

Item 4 - Submission of Matter to a Vote of Security Holders
-----------------------------------------------------------

     At the 2000 Annual Meeting of Stockholders held on January 26, 2000, at which a quorum was present, the stockholders re-elected the incumbent Directors and amended the 1991 Stock Option Plan and 1997 Stock Incentive Plan by the number of shares of common stock as noted:


(1)  Nominees for the office of Director:


                                                        Number of Shares
                                                 -----------------------------
                                                    Voted For       Withheld
                                                 ----------------  -----------
Michael D. Bills                                    11,551,547       48,444
H. William Brown                                    11,551,547       48,444
Michael N. Christodolou                             11,550,119       49,872
Robert B. Goergen                                   11,556,347       43,644
Lewis Rubin                                         11,554,181       45,810
Martin L. Solomon                                   11,556,347       43,644

(2)  Amend 1991 Stock Option Plan:

                                                       Number of Shares
                                                       ----------------
For                                                        7,785,097
Against                                                    2,077,939
Abstain                                                      883,412


(3)  Amend 1997 Stock Incentive Plan:


                                                       Number of Shares
                                                       ----------------
For                                                        9,686,192
Against                                                    1,888,613
Abstain                                                       25,185