Form 10-Q
period 2000-06-30
XTRA CORP /DE/
filed 2000-08-14
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     June 30, 2000
                           ----------------------------------------------------

Commission File Number                            1-7654
                      ---------------------------------------------------------

                               XTRA CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                         06-0954158
----------------------------------                 ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


               200 Nyala Farms Road, Westport, Connecticut 06880
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (203) 221-1005
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


_______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No _____
                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                       Outstanding at July 31, 2000
-----------------------                            ----------------------------
Common Stock, Par Value                                      12,089,072
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                  Page No.
Part I.    Financial Information
           ---------------------

Item 1.    Financial Statements
           --------------------

           Management Representation..............................................   3

           Consolidated Balance Sheets
             June 30, 2000 and September 30, 1999.................................   4

           Consolidated Statements of Operations
             For the Three Months and Nine Months Ended
             June 30, 2000 and 1999...............................................   5

           Consolidated Statements of Cash Flows
             For the Nine Months Ended
             June 30, 2000 and 1999...............................................   6

           Consolidated Statements of Stockholders' Equity
             For the Nine Months Ended
             June 30, 2000 and 1999...............................................   7

           Notes to Consolidated Financial Statements.............................   8

Item 2.    Management's Discussion and Analysis of
           ---------------------------------------
           Financial Condition and Results of Operations..........................  12
           ---------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............  20
           ----------------------------------------------------------

Part II.  Other Information
          -----------------

          Item 5.   Other Matters.................................................  21

          Item 6.   Exhibits and Reports on Form 8-K..............................  23


          Signatures       .......................................................  24

          Exhibit Index    .......................................................  25

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                         June 30,
                                                           2000                   September 30,
                                                       (unaudited)                   1999 (1)
                                                      -------------              --------------
                                                      -------------              --------------
Assets

Property and equipment                                $       2,312              $        2,266
Accumulated depreciation                                       (862)                       (827)
                                                      -------------              --------------
     Net property and equipment                               1,450                       1,439
Lease contracts receivable                                       32                          38
Trade receivables, net                                           79                          79
Other assets                                                     19                          14
Cash                                                              3                           3
                                                      -------------              --------------
                                                      $       1,583              $        1,573
                                                      =============              ==============
Liabilities and Stockholder's Equity
------------------------------------

Liabilities:
Debt                                                  $         822              $          852
Deferred income taxes                                           339                         309
Accounts payable and accrued expenses                            68                          75
                                                      -------------              --------------
     Total liabilities                                        1,229                       1,236
                                                      -------------              --------------
Commitments and contingencies:

Stockholders' equity:
Common stock, par value $.50 per share; authorized
     30,000,000 shares; issued and outstanding;
     12,089,072 shares at June 30, 2000
     and 12,812,400 shares at September 30, 1999                  6                           6
Capital in excess of par value                                    1                           -
Retained earnings                                               358                         341
Unearned compensation - restricted stock                         (2)                         (3)
Accumulated other comprehensive income                           (9)                         (7)
                                                      -------------              --------------
     Total stockholders' equity                                 354                         337
                                                      -------------              --------------
                                                      $       1,583              $        1,573
                                                      =============              ==============

/(1)/ Derived from XTRA Corporation's audited September 30, 1999 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                   June 30,                       June 30,
                                                            2000            1999             2000            1999
                                                          ----------     ---------         ---------       --------
Revenues                                                  $      116     $     111         $     358       $    343

Operating expenses
     Depreciation on rental equipment                             38            38               113            114
     Rental equipment lease financing expense                      2             -                 6              -
     Rental equipment operating expenses                          26            28                81             80
     Selling and administrative expense                           12            12                35             37
     Revenue equipment writedown                                   -             -                 -             25
     Restructuring costs                                           -             -                 -             13
                                                          ----------     ---------         ---------       --------
                                                                  78            78               235            269
                                                          ----------     ---------         ---------       --------

          Operating income                                        38            33               123             74

Interest expense                                                  15            15                44             43
                                                          ----------     ---------         ---------       --------

          Income from operations before provision
             for income taxes and unusual item                    23            18                79             31

Unusual item:  costs related to terminated merger                  -             -                 -              1
                                                          ----------     ---------         ---------       --------

          Pretax income                                           23            18                79             30

Provision for income taxes                                         9             7                31             12
                                                          ----------     ---------         ---------       --------

          Net income                                      $       14     $      11         $      48       $     18
                                                          ==========     =========         =========       ========

Basic earnings per common share                           $     1.15     $    0.85         $    3.90       $   1.26
Basic common shares outstanding  (in millions)                  12.0          13.2              12.2           14.2

Diluted earnings per common share                         $     1.15     $    0.85         $    3.89       $   1.26
Diluted common shares outstanding  (in millions)                12.1          13.2              12.2           14.2


The accompanying notes are an integral part of these consolidated financial statements.

                      XTRA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Millions of dollars)
                                (Unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                       2000              1999
                                                                    -----------       ----------
Cash flows from operations:
   Net income                                                       $        48       $       18
   Add non-cash income and expense items:
     Depreciation and amortization, net                                     113              112
     Restructuring charges and revenue equipment writedown                    -               38
     Deferred income taxes, net                                              30               12
     Bad debt expense                                                         4                3
   Add other cash items:
      Net change in receivables, other assets,
      payables and accrued expenses                                         (19)             (21)
      Cash receipts from lease contracts receivable                          19               19
      Recovery of property and equipment net book value                      38               17
                                                                    -----------      -----------
        Total cash provided from operations                                 233              198
                                                                    -----------      -----------
Cash used for investment activities:
   Additions to property and equipment                                     (173)            (171)
                                                                    -----------      -----------
       Total cash used for investing activities                            (173)            (171)
                                                                    -----------      -----------
Cash flows from financing activities:
   Borrowings of long-term debt                                              70               75
   Payments of long-term debt                                              (101)             (11)
   Repurchase of common stock                                               (30)             (90)
   Options exercised and related tax benefits                                 1                -
                                                                    -----------      -----------
       Total cash used for financing activities                             (60)             (26)
                                                                    -----------      -----------

Net increase in cash                                                          -                1
Cash at beginning of period                                                   3                3
                                                                    -----------      -----------
Cash at end of period                                               $         3      $         4
                                                                    ===========      ===========

Total interest paid                                                 $        50      $        51
Total net income taxes paid                                         $         1      $         2


The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine months ended June 30, 2000 and 1999
                             (Millions of dollars)
                                  (Unaudited)

                                                  Common                              Unearned      Accumulated
                                                   Stock     Capital in             Compensation-      Other          Total
                                                  $ 0.50      Excess of   Retained   Restricted    Comprehensive  Stockholders'
                                                 Par Value    Par Value   Earnings      Stock         Income          Equity
                                                 ---------   ----------   --------  -------------  -------------  -------------
Balance at September 30, 1998                    $       8   $       57   $    354  $           -  $         (11) $         408

Comprehensive Income:
  Net income                                             -            -         18              -              -             18
  Foreign currency translation adjustment                -            -          -              -              3              3
Total comprehensive income                               -            -          -              -              -             21
Shares granted under restricted stock plan,
   options exercised, forfeitures, and related
   tax benefits                                          -            3          -              -              -              3
Common stock repurchased                                (1)         (60)       (29)             -              -            (90)
                                                 ---------   ----------   --------  -------------  -------------  -------------
Balance at June 30, 1999                         $       7   $        -   $    343  $           -  $          (8) $         342
                                                 =========   ==========   ========  =============  =============  =============

Balance at September 30, 1999                    $       6   $        -   $    341  $          (3) $          (7)           337

Comprehensive Income:
  Net income                                             -            -         48              -              -             48
  Foreign currency translation adjustment                                                                     (2)            (2)
Total comprehensive income                               -            -          -              -              -             46
Shares granted under restricted stock plan,
   options exercised, forfeitures, and related
   tax benefits                                          -            1         (1)             1              -              1
Common stock repurchased                                 -            -        (30)             -              -            (30)
                                                 ---------   ----------   --------  -------------  -------------  -------------
Balance at June 30, 2000                         $       6   $        1   $    358          $  (2) $          (9) $         354
                                                 =========   ==========   ========  =============  =============  =============


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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For fiscal 2000, the Company is recording a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

(3) The Company's long-term debt includes a current portion of $97 million at June 30, 2000 and $94 million at September 30, 1999.

       At June 30, 2000, the Company had $387 million remaining available under its current shelf registration for future debt issuance. The Company had $134 million of unused credit available under its $250 million Revolving Credit Agreement at June 30, 2000.

(4) XTRA Corporation's assets consist substantially of the aggregate assets, liabilities, earnings and equity of XTRA, Inc., a wholly-owned direct subsidiary. XTRA Corporation generally guarantees the debt of XTRA, Inc. The condensed consolidated financial data for XTRA, Inc. included in the consolidated financial information of the Company is summarized below:


                                                         (unaudited)
Selected Balance Sheet Data:                        June 30,    September 30,
----------------------------
(Millions of dollars)                                 2000         1999
                                                   ---------     ------------

Net property and equipment                         $   1,441     $      1,435
Receivables, net                                         111              115
Other assets                                              22               18
                                                   ---------     ------------
   Total assets                                    $   1,574     $      1,568
                                                   =========     ============

Debt                                               $     822     $        852
Deferred income taxes                                    339              309
Other liabilities                                         63               72
                                                   ---------     ------------
   Total liabilities                                   1,224            1,233
                                                   ---------     ------------

Stockholders' equity                                     350              335
                                                   ---------     ------------
   Total liabilities and stockholders' equity      $   1,574     $      1,568
                                                   =========     ============


Selected Income Statement Data:
-------------------------------
(Millions of dollars)
                                        For the three months ended June 30,
                                          2000                         1999
                                      -----------                   ----------

Revenues                              $       116                   $      111
Pretax income                                  22                           18
Net income                                     13                           11

                                           For the nine months ended June 30,
                                          2000                         1999
                                      -----------                   ----------

Revenues                              $       358                   $      343
Pretax income                                  77                           34
Net income                                     46                           22

(5) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                         (unaudited)
                                                                  Three Months Ended                     Nine Months Ended
                                                                       June 30,                               June 30,
                                                                2000             1999                   2000             1999
                                                         ----------------  -----------------     -----------------  -------------
Net income (loss) (numerator)                            $             14  $              11     $              48  $          18
                                                         ================  =================     =================  =============

Computation of  Basic Shares Outstanding
----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic
   shares outstanding (denominator)                                12,031             13,192                12,215         14,160
                                                         ================  =================     =================  =============

Basic earnings per common share                          $           1.15  $            0.85     $            3.90  $        1.26
                                                         ================  =================     =================  =============

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic shares outstanding                12,031             13,192                12,215         14,160

Common stock equivalents for diluted shares outstanding                24                  7                    13              5
                                                         ----------------  -----------------     -----------------  -------------

Weighted average number of diluted
   shares outstanding (denominator)                                12,055             13,199                12,228         14,165
                                                         ================  =================     =================  =============

Diluted earnings per common share                        $           1.15  $            0.85     $            3.89  $        1.26
                                                         ================  =================     =================  =============

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

The North American reporting segment consists of the Company's XTRA Lease and Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:

                                                                        (unaudited)
Segment Information:                      Three months ended June 30,                   Nine months ended June 30,
-------------------                 --------------------------------------      --------------------------------------
                                       North                                       North
(Dollars in millions)                 America    International     Total          America    International     Total
---------------------                 -------    -------------     -----          -------    -------------     -----
2000:
Revenues                                  101               15       116              314               44       358
Operating income                           35                3        38              115                8       123

1999:
Revenues                                   96               15       111              295               48       343
Operating income (loss)                    34               (1)       33              107              (33)       74

Reconciliation of
----------------
combined operating                            Three months ended                          Nine months ended
------------------
profit:                                            June 30,                                   June 30,
-------                             --------------------------------------      --------------------------------------
                                                     2000            1999                        2000            1999
                                                     ----            ----                        ----            ----
Operating income for                                   38              33                         123              74
reportable segment
Interest expense                                       15              15                          44              43
Non-recurring charges                                                                                               1
                                    --------------------------------------      --------------------------------------
Pretax income                                          23              18                          79              30
                                    ======================================      ======================================

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

The Three Months Ended June 30, 2000
------------------------------------
Versus the Three Months Ended June 30, 1999:
--------------------------------------------

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

The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended June 30, 2000 and 1999. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                       Three Months Ended
                                                             June 30,
                                                        2000         1999
                                                     ----------    --------
XTRA Lease
----------
Utilization                                                  83%         84%
Units                                                    90,000      85,000
Net investment in equipment (in millions)            $      983    $    861

XTRA Intermodal
---------------
Utilization                                                  81%         74%
Units                                                    50,000      54,000
Net investment in equipment (in millions)            $      227    $    267

Total North America
-------------------
Utilization                                                  83%         82%
Units                                                   140,000     139,000
Net investment in equipment (in millions)            $    1,210    $  1,128

International
-------------
Utilization                                                  84%         69%
Units                                                   138,000     160,000
Net investment in equipment (in millions)            $      285    $    335

Consolidated
------------
Utilization                                                  83%         78%
Units                                                   278,000     299,000
Net investment in equipment (in millions)            $    1,495    $  1,463


     Consolidated revenues increased by 5% or $5 million for the three months ended June 30, 2000 compared to the same period a year ago. The Company's average equipment utilization increased from 78% in the third quarter of fiscal year 1999 to 83% in the third quarter of fiscal 2000. Average net investment in equipment increased by $32 million from the same quarter of the prior year primarily due to an increase in net investment in over-the-road trailers, which was partially offset by a decline in net investment in the marine container and intermodal trailer fleets.

     The Company's North American revenues increased $5 million from the same quarter a year ago due primarily to an increase in working units. The Company's North American utilization averaged 83% in the third quarter of fiscal 2000, as compared to 82% in the comparable prior year period. XTRA Lease's revenues increased $5 million from the comparable prior year quarter due to strong levels of domestic freight leading to more over-the-road trailer working units and higher lease rates. XTRA Lease's utilization averaged 83%, which was 1% less than the comparable prior year quarter, primarily due to a larger fleet than the year earlier quarter. XTRA Intermodal's revenues were comparable to the same quarter of fiscal 1999. A decline in lease rates and higher losses on sale, were primarily offset by an increase in working units. XTRA Intermodal's utilization averaged 81% in the third quarter of fiscal 2000, compared to 74% in the same period of fiscal 1999.

     The Company's North American over-the-road trailer fleet averaged 88,000 units, or 65% of average net investment in equipment in the third quarter of fiscal year 2000, compared to 83,000 units, or 58% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road equipment during the fiscal 2000 and the same investment focus is anticipated for fiscal year 2001.

     The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 19,000 units, or 7% of average net investment in equipment in the third quarter of 2000, versus 21,000 units, or 9% of average net investment in equipment, in the comparable prior year period.

     International revenues are unchanged from the same quarter of the prior year. Lower lease rates and higher losses on sale than the prior year quarter were partially offset by an increase in working units. The combination of increased working units and a significant reduction in fleet size resulted in an improvement in utilization to 84% from 69% in the comparable prior year period. The Company's average international fleet size decreased to 138,000 units or 19% of average net investment in equipment in the third quarter of fiscal 2000 from 160,000 units or 23% of average net investment in equipment in the comparable prior year period. During the third quarter of fiscal 2000, the Company completed its marine container disposal program; bringing the total number of disposals related to the completed program to approximately 24,000 marine containers. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses were unchanged from the prior year quarter. Depreciation expense remained the same from the comparable prior year period. Rental equipment lease financing expenses of $2 million were incurred in the third quarter of fiscal 2000 versus no comparable expense in the third quarter of fiscal 1999. Rental equipment operating expense decreased by $2 million versus the comparable prior year period due primarily to lower storage and repositioning costs at XTRA International. Selling and administrative expenses remained unchanged from the prior year quarter. International selling and administrative costs were lower by approximately $2 million due to the cost savings realized through outsourcing the management of marine containers. This decrease was offset primarily due to higher information technology and compensation costs in North America.

Interest Expense
----------------

     Interest expense approximated the same from prior year quarter.

Pretax Income
-------------

     Pretax income increased 28% or $5 million for the three months ended June 30, 2000 over the same period a year ago primarily due to an increase in working units.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the three months ended June 30, 2000 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

The Nine months Ended June 30, 2000
Versus the Nine months Ended June 30, 1999:
-------------------------------------------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the nine months ended June 30, 2000 and 1999. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                    Nine Months Ended
                                                         June 30,
                                                    2000          1999
                                                  --------      --------
XTRA Lease
----------
Utilization                                             86%           86%
Units                                               89,000        83,000
Net investment in equipment (in millions)            $ 956      $    828

XTRA Intermodal
---------------
Utilization                                             83%           79%
Units                                               51,000        54,000
Net investment in equipment (in millions)            $ 237      $    272

Total North America
-------------------
Utilization                                             85%           84%
Units                                              140,000       137,000
Net investment in equipment (in millions)          $ 1,193      $  1,100

International
-------------
Utilization                                             81%           71%
Units                                              142,000       162,000
Net investment in equipment (in millions)            $ 296      $    360

Consolidated
------------
Utilization                                             85%           81%
Units                                              282,000       299,000
Net investment in equipment (in millions)          $ 1,489      $  1,460

     Revenues increased by 4% or $15 million for the nine months ended June 30, 2000 compared to the same period a year ago. The Company's average equipment utilization increased from 81% in the first nine months of fiscal year 1999 to 85% in the first nine months of fiscal 2000. Average net investment in equipment increased by $29 million from the same period of the prior year primarily due to an increase in net investment in over-the-road trailers, which was partially offset by a decline in the investment in the marine container and intermodal trailer fleets.

     The Company's North American revenues increased $19 million from the same period a year ago primarily due to an increase in working units. The Company's North American utilization averaged 85% in the first nine months of fiscal 2000, as compared to 84% in the comparable prior year period. XTRA Lease's revenues increased $22 million from the comparable prior year period due to strong levels of domestic freight leading to more over-the-road trailer working units and an increase in lease rates. XTRA Lease's utilization averaged 86%, unchanged from the comparable prior period, primarily due to a larger fleet than the year earlier period. XTRA Intermodal's revenues decreased $3 million from the same period of fiscal 1999 primarily due to a decline in lease rates. XTRA Intermodal's utilization averaged 83% in the first nine months of fiscal 2000, compared to 79% in the same period of fiscal 1999.

     The Company's North American over-the-road trailer fleet averaged 87,000 units, or 63% of average net investment in equipment in the first nine months of fiscal year 2000, compared to 81,000 units, or 56% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road equipment during the fiscal 2000 and the same investment focus is anticipated for fiscal year 2001.

     The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage. XTRA's intermodal trailer fleet averaged 20,000 units, or 8% of average net investment in equipment in the first half of 2000, versus 22,000 units, or 10% of average net investment in equipment, in the comparable prior year period.

     International revenues decreased $4 million from the same period of the prior year, primarily due to lower lease rates and higher losses on sales from than the prior year period, partially offset by an increase in working units. Equipment utilization improved to 81% from 71% in the comparable prior year period. The Company's average international fleet size decreased to 142,000 units, or 20% of average net investment, from 162,000 units, or 25% of average net investment in the comparable prior year period. The Company completed its marine container disposal program; bringing the total number of disposals related to the completed program to 24,000 marine containers. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased by 2% or $4 million, excluding one-time charges, for the nine months ended June 30, 2000 from the same period of fiscal 1999. Depreciation expense decreased by $1 million from the comparable prior year period. Rental equipment lease financing expenses of $6 million were incurred in the first nine months of fiscal 2000 versus no comparable expense in the same period of fiscal 1999. Rental equipment operating expense increased by $1 million due primarily to higher maintenance, tire and storage costs. Selling and administrative expenses decreased by 5% or $2 million as a result of the efficiencies of forming the Shared Service Center and the marine container management outsourcing partially offset by higher information technology costs, compensation costs, and bad debt expense.

     In the prior year, the Company recorded one-time charges for establishing a Shared Service Center, restructuring its marine container operations, and recording additional depreciation to adjust a portion of its marine container fleet to realizable value. These charges were $4 million, $9 million, and $25 million, respectively.

Interest Expense
----------------

     Interest expense increased by $1 million or 2% for the nine months ended June 30, 2000 from the same period of fiscal 1999, due to higher average interest rates, partially offset by lower average debt.

Unusual Item: Costs Related to Terminated Merger
------------------------------------------------

     During the first half of fiscal 1999, the Company terminated its proposed merger with Wheels MergerCo. As a result, XTRA recorded $1 million in the second quarter of 1999 as an unusual item on the income statement.

Pretax Income
-------------

     Pretax income, excluding the impact of the unusual and one-time items noted above, increased 14% or $10 million for the nine months ended June 30, 2000 over the same period a year ago primarily due to an increase in utilization.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 1999 was 40%. For the nine months ended June 30, 2000 the Company recorded a provision for income taxes using an estimated effective income tax rate of 39.5%. The Company's effective income tax rate for fiscal 1999 and its estimated effective income tax rate for fiscal 2000 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Share Repurchases
-----------------

     On September 17, 1999, the Board of Directors approved a new $100 million stock repurchase authorization, which became effective upon the completion of the prior $200 million stock repurchase program. Combined repurchases for fiscal 1999 and the first nine months of fiscal 2000 aggregated $141 million or 3.4 million shares, which represents 22% of the total shares outstanding at the beginning of fiscal 2000. As of June 30, 2000, the Company had $81 million of authorization remaining under its current $100 million stock repurchase authorization.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended June 30, 2000, the Company generated cash flows from operations of $233 million. During the same period, the Company acquired $197 million of property and equipment, including $173 million purchased and $24 million of equipment that was obtained through an operating lease. Net debt outstanding (debt less cash) decreased $31 million.

     Cash flows from operations, for nine months ended June 30, 2000, include $10 million of sale proceeds from equipment purchased in the prior fiscal year and refinanced as part of a $34 million, 10-year operating lease agreement entered into during the first quarter of fiscal 2000. The $10 million is included on the statement of cash flows in the recovery of property and equipment net book value line item.

     As of August 4, 2000, committed capital expenditures for revenue equipment for fiscal year 2000 amounted to $232 million. Any additional expenditures for the remainder of fiscal year 2000 will likely be modest.

     On August 4, 2000, the Company issued an additional $25 million of Medium-Term Notes with a weighted average interest rate of 8.4% and a weighted average life of 3 years. The Company has issued $95 million of Medium Term Notes with a weighted average interest rate of 7.7% and a weighted average life of 3 years. As of August 4, 2000, after the most recent $25 million Medium Term Note issuance, XTRA Inc. had $362 available for future issuance under its current shelf registration.

     During the first quarter of fiscal 2000, the Company increased its bank commitments under the Revolving Credit Agreement to $250 million. As of August 4, 2000, the Company had $153 million of unused credit available under its $250 million Revolving Credit Agreement.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     At June 30, 2000, there were no material changes in the market risks reported in the Company's Form 10-K for the fiscal year ended September 30, 1999.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits
---     --------

Exhibit No.        Description
-----------        -----------

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2000 and 1999 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2000 and 1999 for XTRA, Inc.

27                 Financial Data Schedule

(b)                Reports on Form 8-K
---                -------------------

On August 8, 2000, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal third quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   XTRA CORPORATION
                                   -------------------------------------------
                                   (Registrant)




Date:   August 14, 2000            /s/ Lewis Rubin
      -----------------            -------------------------------------------
                                   Lewis Rubin
                                   President and Chief Executive Officer




Date:   August 14, 2000            /s/ Michael J. Soja
      -----------------            -------------------------------------------
                                   Michael J. Soja
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2000 and 1999 for XTRA Corporation

12.2 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2000 and 1999 for XTRA, Inc.

27                  Financial Data Schedule