Form 10-K405
period 2000-09-30
XTRA CORP /DE/
filed 2000-12-21
CIK 217591

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K*

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
COMMISSION FILE NUMBER 1-7654
SEPTEMBER 30, 2000

XTRA CORPORATION (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                              06-0954158
(State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                     identification number)
200 NYALA FARMS ROAD                                  (203) 221-1005
WESTPORT, CONNECTICUT 06880                           (Registrant's telephone
                                                      number)
(Address of principal executive offices)(Zip Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                   Name of exchange
Common Stock, Par Value $.50 per Share                on which registered
                                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none
Shares Outstanding of the Registrant's Common Stock at
November 5, 2000:                                                    11,825,173
Aggregate market value of voting and non-voting common
Equity held by non-affiliates of the Registrant at
November 5, 2000:                                                  $540,000,000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
          ---

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000, of which this Form 10-K is a part, are incorporated by reference in Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for use at the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

* Exhibits to Form 10-K and Parent Company Financial Statements and Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

A copy of this Form 10-K, including a list of exhibits and the Parent Company Financial Statements and Schedules, is available free of charge to stockholders upon written request to: Vice President and Chief Financial Officer, XTRA Corporation, 200 Nyala Farms Road, Westport, CT 06880. In addition, upon similar request, copies of individual exhibits will be furnished upon payment of a reasonable fee.

FORM 10-K TABLE OF CONTENTS
XTRA Corporation and Subsidiaries

ITEM                                                                                           PAGE
        Part I
1.      Business                                                                                  3
2.      Properties                                                                                7
3.      Legal proceedings                                                                         8
4.      Submission of matters to a vote of security holders                                       8
4A.     Executive officers of the registrant                                                      8

        Part II
5.      Market for the registrant's common equity and related shareholder matters                 9
6.      Selected financial data                                                                   9
7.      Management's discussion and analysis of financial condition and results of operations     9
7A.     Quantitative and qualitative disclosures about market risk                                9
8.      Financial statements and supplementary data                                              10
9.      Changes in and disagreements with accountants on accounting and financial disclosure     10

        Part III
10.     Directors and executive officers of the registrant                                       11
11.     Executive compensation                                                                   11
12.     Security ownership of certain beneficial owners and management                           11
13.     Certain relationships and related transactions                                           11

        Part IV
14.     Exhibits, financial statement schedules, and reports on Form 8-K                         12
        Signatures                                                                               18

PART I.

ITEM 1. BUSINESS

The discussion below contains certain forward-looking statements including estimates of economic and industry conditions. Actual results may vary from those contained in such forward-looking statements. See "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained below.

XTRA Corporation (the "Company" or "XTRA") is a leading global transportation equipment lessor with operations in the North American over-the-road, domestic intermodal and marine container markets. The Company manages a diverse fleet of approximately 275,000 units, constituting a net investment of approximately $1.5 billion, consisting of over-the-road ("OTR") trailers; intermodal equipment, including chassis, intermodal (or "piggyback") trailers, and domestic containers; and marine containers.

Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. In addition, capital and capacity-constrained transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining large and diversified fleets, leasing companies are able to provide customers with a broad selection of equipment and quick response times, which reduce equipment shortfalls and lost opportunities.

Lease Types and Rates

Transportation equipment is generally leased through operating or finance leases. XTRA primarily participates in the operating lease segment, placing less emphasis on finance leases because it believes the value-added component of such leases is low. Operating leases can be either daily ("per diem") leases or term leases. Per diem leases are for an initial period of less than one year, generally with the option to return the equipment without prior notice. Term leases are for an initial period of one year or more, with most being for an original term of three to five years. Term lease agreements may have early termination penalties that apply in the event of early redelivery, although in most cases, equipment is not returned prior to the expiration of the lease. Operating lessors generally offer certain customer services, which may include roadside assistance, insurance, repair and maintenance and regulatory compliance. Operating lessors enter into term leases due to the greater revenue stability of longer-term leases even though long-term lease rates are typically lower than per diem lease rates. The percentage of equipment on term leases versus per diem leases varies widely among leasing companies, depending upon each company's desire to have predictable revenues and cash flows. The Company's relatively high percentage of equipment on term leases reflects a desire for fairly consistent cash flows.

Many of XTRA's OTR per diem and term leases provide for additional fees if the equipment is returned to a location other than the originating location. XTRA's marine container and intermodal trailer leases allow the customers to return equipment to a different location. Returns of marine containers are subject to quantity and location limitations, additional drop-off fees are charged for certain return locations, and incentives are provided to return marine containers to more desired locations.

Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment and market conditions. In addition, in the OTR trailer business, the Company charges its customers a fee based on the number of miles the trailer has been moved or charges actual tire and brake wear incurred. The Company offers additional value-added services for specified fees, including roadside assistance, various insurance alternatives and trailer repair and maintenance.

Over the last several years, healthy market demand has allowed XTRA to maintain a strong overall term lease portfolio. At September 30, 2000 approximately 38% of the total fleet was leased to customers under term leases.

Utilization

An important indicator of the Company's performance is the portion of its fleet that is on lease at any given time. This measure, called the utilization rate, is defined as the number of units on lease divided by the total number of units in the fleet. The Company leases equipment both on a term and a per diem basis in order to effectively utilize the fleet and maintain a balance between the greater stability of revenue associated with term leases and the higher profitability potential of per diem lease pricing. The Company actively manages the distribution of its units and keeps a large, diversified and well-maintained fleet of mostly standardized equipment in order to operate at high utilization rates.

Equipment Fleet

The Company's equipment fleet has increased over time through purchases of new equipment and through fleet acquisitions of other leasing companies. The Company's fleet size and net investment includes equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

The Company's fleet and net investment consisted of the following units and net investment at the end of the last five fiscal years:

Equipment Fleet                              Number of Units
                                             ---------------

At September 30,
(Units in thousands)        2000        1999        1998        1997        1996
                            ----------------------------------------------------
Over-the-road trailers        90          85          79          78          75
Chassis                       25          26          24          23          24
Intermodal trailers           18          20          22          23          24
Domestic containers            7           8           9          10           8
Marine containers            135         148         165         162         152
                            ----------------------------------------------------
     Total                   275         287         299         296         283
                            ====================================================

Equipment Fleet                             Net Investment/(1)/
                                            -------------------

At September 30,
(Millions of dollars)       2000        1999        1998        1997        1996
                          ------------------------------------------------------
Over-the-road trailers    $  999      $  902      $  770      $  718      $  632
Chassis                      109         116         107         112         119
Intermodal trailers          100         126         153         168         197
Domestic containers           18          23          31          41          36
Marine containers            263         313         388         414         419
                          ------------------------------------------------------
     Total                $1,489      $1,480      $1,449      $1,453      $1,403
                          ======================================================

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

Description of Operating Divisions

The Company conducts its leasing operations through three divisions: XTRA Lease, XTRA Intermodal and XTRA International.

XTRA Lease: General

XTRA Lease, the Company's OTR trailer business operation, leases trailers to contract and common motor carriers and to private fleet owners throughout North America. XTRA Lease's fleet includes approximately 87,000 trailers, primarily of dry cargo vans 48' and 53' long by 102" wide. For the fiscal year ended September 30, 2000, the average equipment utilization rate for the OTR business was 86%. Approximately 38% of the XTRA Lease units were leased on a term basis as of September 30, 2000, with the balance of units available for lease on a per diem basis.

XTRA Lease: Competitive Environment

XTRA estimates the leasing segment of the North American OTR trailer fleet (OTR trailers owned by leasing companies) to be approximately 365,000 units. XTRA enjoys a strong competitive position in the OTR trailer segment and believes its fleet of approximately 90,000 units, or 25% of the leased fleet, is exceeded by only one competitor who has an estimated 31% share. The remainder of the industry is fragmented and primarily spread among many smaller, regional equipment providers with smaller fleets.

XTRA Lease: Market Trends

Management believes that the demand for leased OTR trailers will continue due to a number of factors. The trend of private fleet owners outsourcing transportation fleets continues to be strong as companies move towards a variable cost approach to operating their businesses. In addition, as more private owners seek to provide their services with fewer owned units to reduce costs and capital commitments, they typically look to truckload carriers and logistics companies to handle their transportation needs. Truckload carriers and logistics companies represent a significant portion of XTRA Lease's customer base.

An increasing number of trailers are left empty at loading docks as drivers employ a drop-off rather than a wait-and-unload strategy to improve efficiencies and driver and truck utilization. The result is an increasing ratio of trailers to trucks in the freight transportation market. The Company believes that leasing companies will increasingly be relied upon to handle these growing trailer needs. Due to its national operating network and its strong reputation, XTRA believes it is well positioned to capitalize on the trends favoring the use of leasing companies.

XTRA lntermodal: General

Intermodal traffic refers to the shipment of goods in standardized equipment through two or more modes of transportation, usually rail, truck or ship. On certain routings, shipping goods over two or more modes of transportation is more cost efficient. For example, over long distance, high density freight lanes, intermodal transportation can be more cost efficient than trucking.

Chassis are wheeled rectangular frames used to transport containers over the highway. XTRA's chassis are used as transport vehicles for marine and domestic containers, which are loaded or unloaded at shipyards, rail terminals or consignee locations. A container loaded on a chassis is the functional equivalent of a trailer. Marine chassis are generally 20' or 40' in length to accommodate marine containers, while domestic chassis are generally 48' or 53' in length and handle domestic containers. The Company's fleet of 25,000 units consists primarily of marine chassis leased to steamship lines, and domestic chassis leased to railroads and motor carriers make up the remainder of the chassis fleet. Approximately 52% of the chassis fleet was leased on a term basis as of September 30, 2000, with the balance available for lease on a per diem basis.

Intermodal (piggyback) trailers are designed to be carried on rail flatcars, pulled by tractor over the highway and, to a lesser extent, transported over water by ships and barges. The Company's intermodal trailer fleet of 18,000 units consists primarily of units 48' and 45' long by 102" wide. Approximately 26% of the intermodal trailer fleet was leased on a term basis as of September 30, 2000, with the remainder of the fleet available for lease on a per diem basis.

Domestic containers are designed to transport freight over rail or on chassis over highway within North America. XTRA's fleet of 7,000 units consists primarily of 48' long by 102" wide units leased to North American railroads and other domestic freight carriers. Approximately 88% of the domestic container fleet was leased on a term basis as of September 30, 2000, with the remainder of the fleet available for lease on a per diem basis.

XTRA Intermodal: Competitive Environment

In the leased segment of the chassis market (chassis owned by leasing companies), the Company believes that it is the fourth largest lessor in North America with 8% of the market; its largest competitor has an estimated 46% market share. XTRA believes that it is the third largest intermodal trailer lessor in North America, with 23% of all intermodal trailers, compared to an estimated 36% for its largest competitor. In the leased segment of the domestic container market, the Company believes that it is the third largest lessor in the United States with a 10% market share.

XTRA Intermodal: Market Trends

Over the last decade, there has been a gradual shift in intermodal traffic from the use of intermodal trailers to domestic containers, reflecting the railroads' lower cost of transporting containers versus intermodal trailers. The demand for leased chassis in North America has been growing significantly due primarily to the growth in the use of international and domestic containers, which are placed on chassis to transport the container to the next destination. As the use of containerized trade continues to increase, so will the market for chassis. In addition, the railroads and shipping lines have focused on reducing their capital expenditures on ancillary assets in favor of more core assets such as railcars or ships. To take advantage of this trend, the Company has established several chassis pools at key rail interchange locations and ports in the United States.

XTRA International: General

The Company's marine containers are standard, dry cargo 20' and 40' rectangular steel boxes leased primarily to steamship lines for transporting freight on ships worldwide. Container usage has exceeded world gross domestic product growth primarily as a result of the logistical advantages and efficiencies resulting from containerization.

During fiscal year 2000, the average utilization rate for the Company's marine containers was 82%. Approximately 35% of XTRA's marine container fleet was leased on a term basis at September 30, 2000, with the remainder of the fleet available for lease on a per diem basis.

XTRA International: Competitive Environment

XTRA has outsourced the management of its international container leasing business to Textainer Equipment Management Limited since fiscal 1999. The Company believes that Textainer's fleet (both owned and managed units) is approximately 900,000 twenty-foot equivalent units, making it among the world's four largest container fleets each of whom has a market share of approximately 15% of the leasing segment of the industry.

XTRA International: Market Trends

Demand for leased containers is influenced primarily by the volume of international and domestic trade. In recent years, container supply has exceeded demand as a result of aggressive industry spending for new, lower cost containers. With growth in demand and less supply growth, supply and demand were in better balance in fiscal 2000 than the prior few years.

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

The Illinois Environmental Protection Agency and the United States Environmental Protection Agency have notified the Company of alleged environmental contamination of its Fairmont City, Illinois property that resulted from the prior owners' zinc smelting operations. As a result, the Company has taken certain actions to suppress dust that have significantly reduced the level of airborne contaminants at the site. Although the Company is not yet able to accurately determine the nature and/or cost of any proposed remediation action at the site, based on the Company's current understanding of the nature of the contamination at the site, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's results of financial position, operations or cash flows.

The Company believes that the remainder of its facilities are in compliance in all material respects with all applicable United States Federal, state and local environmental laws, ordinances and regulations, as well as comparable laws and regulations outside the United States.

Regulation

The Company's over-the-road and intermodal equipment is subject to various federal and state licensing and operating regulations as well as to various industry standards. The Federal Highway Administration (the "FHWA") published a rule, effective June 1, 1999 requiring motor carriers engaged in interstate commerce to install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has mandated the installation be completed by June 1, 2001. The Company currently estimates that as of September 30, 2000 remaining expenditures for the Company to comply with the regulation will amount to approximately $3 million. Costs to install the reflective tape have been and will continue to be capitalized and depreciated over the remaining life of the specific trailers.

Employees

The Company had 722 employees at September 30, 2000.

Corporate Organization

The Company was organized in 1957. XTRA's corporate management offices are located at 200 Nyala Farms Road, Westport, CT 06880 (telephone number 203-221-
1005).

XTRA, Inc., a wholly-owned direct subsidiary of XTRA Corporation, owns substantially all of the Company's transportation equipment and conducts the Company's leasing business through certain of its subsidiaries and /or branch offices pursuant to management service agreements.

ITEM 2. PROPERTIES

The Company maintains 85 facilities for the storage and distribution of its OTR and intermodal equipment throughout North America, occupying 682 acres, of which 388 acres are owned. These facilities occupy 2 to 148 acres. The Company also maintains 8 chassis pools at various customer locations.

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

No matter was submitted to stockholders of the Company during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, the age of each, and the period during which each has served in his/her present office are as follows:

Lewis Rubin (62) - President and Chief Executive Officer. Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment, from 1981 to 1983. He served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, and as an Executive Vice President of Gelco Corporation from 1984 to 1988. Mr. Rubin was elected President and Chief Operating Officer of the Company in 1990. He was elected to his present position in 1990.

Jordan L. Ayers (41) - Vice President, XTRA Intermodal. Mr. Ayers joined the Company in 1994 as Vice President, Sales, XTRA Intermodal and was promoted to Vice President, Sales and Marketing, XTRA Intermodal in 1997. He was elected Divisional Executive Vice President, XTRA Intermodal in 1999. He was elected to his present position in 1999. Mr. Ayers was previously employed by Transamerica Leasing, a major intermodal equipment lessor.

Jeffrey R. Blum (48) - Vice President, Planning and Development. Mr. Blum joined the Company in 1995 as Vice President of Human Resources and became Vice President, Administration and Human Resources in 1996. He was elected to his current position in 1999. Prior to 1995, Mr. Blum served in similar capacities at First Winthrop Corporation from 1993 to 1995 and Signal Capital Corporation prior to 1993.

William H. Franz (49) - Vice President, XTRA Lease. Mr. Franz was previously employed by two large over-the-road lessors, Transport International Pool and Strick Lease. He joined the Company in 1992 and was elected Divisional Executive Vice President, XTRA Lease in 1993. He was elected to his present position in 1993.

Stephanie L. Johnson (36) - Vice President and Treasurer. Ms. Johnson joined the Company in January 2000 as Vice President and Treasurer. Previously she was Director of Finance for Cullman Ventures, Inc., a calendar manufacturer, from 1998 to 1999. Ms. Johnson served in various corporate finance positions at General Signal Corporation from 1992 to 1997 and Fortune Brands, Inc. prior to 1992.

A. Scott Mansolillo (37) - Vice President, General Counsel and Secretary. Mr. Mansolillo joined the Company in January 2000 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Mansolillo was previously employed by The Hartford Financial Services Group as Assistant Vice President, Capital Planning and Development from 1998 to 2000, and as Senior Corporate Counsel, Law Department from 1992 to 1998.

Michael J. Soja (51) - Vice President and Chief Financial Officer. Mr. Soja joined the Company as Assistant Controller in 1974, was elected Controller in 1978 and Vice President in 1979. He was elected Vice President, Finance and Administration in 1981 and Vice President, Finance and Treasurer in 1990. Mr. Soja was elected to his present position in 1990.

All terms of office expire as of the date of the Board of Directors' meeting following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTR". The approximate number of stockholders of record as of November 5, 2000 was 605. The following table sets forth the range of high and low sale prices of the Company's common stock on the New York Stock Exchange Composite Tape during the fiscal years ended September 30, 1999 and 2000.


                                         High          Low
                                       --------      --------
1999:  First Quarter                   $49.2500      $37.5000
       Second Quarter                   43.5000       37.5000
       Third Quarter                    46.2500       37.7500
       Fourth Quarter                   47.8125       39.7500

2000:  First Quarter                    42.8750       39.5625
       Second Quarter                   46.7500       36.3750
       Third Quarter                    47.5000       38.2500
       Fourth Quarter                   45.2500       38.7500


The Company does not currently pay cash dividends on its common stock, and has no plans to do so. Future dividend policy will be determined by the Board of Directors and will depend on the earnings, financial condition, and cash requirements of the Company and other relevant factors existing at the time.

The Company's sources of funds for the payment of dividends on its common stock are advances and dividends from its direct and indirect wholly owned subsidiaries, including XTRA, Inc. The primary sources of funds for XTRA, Inc. are cash flows from operations, advances from its subsidiaries, and external financing. The Company's loan agreements contain covenants that restrict the payment of dividends or repurchases of common stock by the Company and certain loan agreements contain covenants that restrict advances to and payment of dividends to the Company by its subsidiaries, including XTRA, Inc. Under the most restrictive provisions of the Company's loan agreements, the combined amount of repurchases of common stock and cash dividends that could be paid on the Company's common stock was limited to $114 million at September 30, 2000.

ITEM 6. SELECTED FINANCIAL DATA

This information is set forth in the table appearing on page 1 of the Company's 2000 Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Company's 2000 Annual Report beginning at page 20 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company finances its operations principally with long-term financing. The Company borrows on a short-term basis primarily by issuing commercial paper, which is backstopped by unused borrowing capacity under a

$270 million Revolving Credit Agreement (see Note 3 of the Notes to Consolidated Financial Statements). Such short-term borrowings, backstopped by the Revolving Credit Agreement, are classified as long-term debt, and constituted approximately 10% of debt at September 30, 2000. The balance of debt represented longer-term borrowings, primarily at a fixed rate. The Company estimates that the fair value of its long-term debt at September 30, 2000 was $779 million (see
Note 9 of the Notes to Consolidated Financial Statements). A 10% increase in interest rates (from 7% to 7.7%, for example) would result in an $18 million decrease in the fair value of the debt.

The Company's earnings are affected by fluctuations in the exchange rate of the U.S. dollar as compared to the Mexican peso and Canadian dollar. These earnings fluctuations are driven primarily by the Company's investments in, and financing of, its foreign operations, rather than by those operations' operating results. Historically, the fluctuations in foreign exchange rates have not had a material impact on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Financial Statements and Supplementary Data for XTRA Corporation and its subsidiaries, see Index to Financial Statements on page 19 of the Company's 2000 Annual Report, which Financial Statements and Supplementary Data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the caption "Information with Respect to Director Nominees", which is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

(b) Executive Officers - Information with respect to executive officers of the registrant appears in Item 4A of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in the 2001 Proxy Statement under the captions "Executive Compensation" and "Compensation of Directors". Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained in the 2001 Proxy Statement under the captions "Stock Ownership by Directors and Executive Officers" and "Beneficial Ownership of more than Five Percent of Voting Securities". Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained in the 2001 Proxy Statement under the captions "Information with Respect to Director Nominees" and "Certain Transactions". Such information is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Required exhibits are included only in the Form 10-K filed with the Securities and Exchange Commission.

(b) The Company filed a Current Report on Form 8-K, dated November 7, 2000, which disclosed certain financial information for the fiscal fourth quarter ended September 30, 2000.

(c) For Financial Statements and Schedule, see Index to Financial Statements on page 19 of the Company's 2000 Annual Report, which Financial Statements and Schedule are incorporated herein by reference.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                                BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                   -----------------------------------------
                (Millions of dollars, except per share amounts)

                                                                    2000              1999
                                                                   ------            ------
Assets
------
Investment in subsidiary                                           $ 355              $ 335
Advances to subsidiaries                                               4                  7
Property and equipment, net                                            9                  4
                                                                   -----              -----
                                                                   $ 368              $ 346
                                                                   =====              =====

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Accrued expenses                                                   $   7              $   9
                                                                   -----              -----
     Total liabilities                                                 7                  9

Stockholders' equity:
Preferred stock, without par value;
      total authorized:  3,000,000 shares
Common stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     11,880,172 shares at September 30, 2000
     and 12,812,400 at September 30, 1999                              6                  6
Capital in excess of par value                                         1                  -
Retained earnings                                                    365                341
Unearned compensation - restricted stock                              (2)                (3)
Accumulated other comprehensive income                                (9)                (7)
                                                                   -----              -----
     Total stockholders' equity                                      361                337
                                                                   -----              -----
                                                                   $ 368              $ 346
                                                                   =====              =====


The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                      SCHEDULE 1


                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 2000
                              ------------------
                (Millions of dollars, except per share amounts)


                                                 2000                  1999               1998
                                                ------                ------             ------
Equity in earnings of subsidiaries              $  61                 $  38              $  59
                                                -----                 -----              -----
                                                   61                    38                 59

Other (income) expense                             (2)                    3                 (1)
                                                -----                 -----              -----
   Net income                                   $  63                 $  35              $  60
                                                =====                 =====              =====



The accompanying Notes A, B, and C and the Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                      SCHEDULE 1

                               XTRA CORPORATION
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE YEARS ENDED
                              SEPTEMBER 30, 2000
                             (Millions of dollars)

                                                                    2000                   1999                   1998
                                                                   ------                 ------                 ------
Cash flows from operations:
   Net income                                                      $  63                  $  35                  $  60
   Add (deduct) non-cash income and expense items:
      Equity in earnings of subsidiaries                             (61)                   (38)                   (59)
      Depreciation and amortization, net                               2                      -                      -
   Add (deduct) other cash items:
      Dividends received from subsidiary                              40                    114                      5
      Net change in receivables, other assets, accounts
      payable and accrued expenses                                    (1)                     4                     (1)
                                                                   ------                 ------                 ------
        Total cash provided from operations                           43                    115                      5
                                                                   ------                 ------                 ------

Cash used for investment  activities:
  Additions to property and equipment                                 (7)                    (4)                     -
                                                                   ------                 ------                 ------
    Total cash used for investment activities                         (7)                    (4)                     -
                                                                   ------                 ------                 ------

Cash flows from financing activities:
   Proceeds from exercise of stock options                             3                      -                      5
   Repurchase of common stock, net                                   (39)                  (111)                     -
   Dividends paid                                                      -                      -                    (10)
                                                                   ------                 ------                 ------
       Total cash used for financing activities                      (36)                  (111)                    (5)
                                                                   ------                 ------                 ------

Net increase (decrease) in cash                                        -                      -                      -
Cash at beginning of period                                            -                      -                      -
                                                                   ------                 ------                 ------
Cash at end of period                                              $   -                  $   -                  $   -
                                                                   ======                 ======                 ======

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

     Operating Expenses

     Primarily all administrative and interest expenses incurred by the Parent Company are charged to its direct and indirect wholly-owned subsidiaries. The reimbursements are presented net in other income and expense and amount to $(2) million, $3 million and $(1) million in 2000, 1999 and 1998, respectively.

(B)  Capital Stock
     -------------

     Dividends

     XTRA Corporation declared cash dividends of $.64 per share in the year ended September 30, 1998. XTRA Corporation paid out cash dividends to stockholders totaling $10 million during fiscal 1998. The principal source of dividends for the Parent Company are funds advanced from its direct and indirect wholly-owned subsidiaries, including XTRA, Inc.

     Repurchase of Common Stock

     The Parent Company's Board of Directors had authorized the repurchase of up to $100 million of its common stock in 1999. As of November 5, 2000, the Parent Company had repurchased $31 million of common stock under the $100 million authorization.

(C)  Debt and Transfers to Subsidiaries
     ----------------------------------

     The Parent Company has fully and unconditionally guaranteed all publicly-issued debt of its indirect wholly-owned subsidiary, including the Revolving Credit Agreement, Series Notes and Term Loans. (See Note 3 of the Parent Company's consolidated 2000 Annual Report.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XTRA Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in XTRA Corporation's Annual Report to stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and have issued our report thereon dated November 5, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

St. Louis, Missouri
November 5, 2000

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRA Corporation
(Registrant)
By /s/ Lewis Rubin
President and Chief Executive Officer

November 5, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                         Title                                  Date
----------                                         -----                                  ----
______________________________________
/s/ Robert B. Goergen                              Chairman of the                        November 5, 2000
                                                   Board of Directors

______________________________________
/s/ Lewis Rubin                                    President, Chief Executive             November 5, 2000
                                                   Officer and Director

______________________________________
/s/ Michael J. Soja                                Vice President                         November 5, 2000
                                                   and Chief Financial Officer

______________________________________
/s/ Michael D. Bills                               Director                               November 5, 2000

______________________________________
/s/ H. William Brown                               Director                               November 5, 2000

______________________________________
/s/ Michael N. Christodolou                        Director                               November 5, 2000

______________________________________
/s/ Martin L. Solomon                              Director                               November 5, 2000

                                 EXHIBIT INDEX

                          XTRA Corporation Form 10-K
                        (for fiscal year ended 9/30/00)

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

10.6 364-day Credit Agreement, dated as of September 28, 2000, among XTRA, Inc., Bank of America, N.A. and Each of the Other Financial Institutions From Time to Time Parties Thereto, with Bank of America, N.A. as Administrative Agent filed herewith.

10.7 Five-Year Credit Agreement, dated as of September 28, 2000, among XTRA, Inc., Bank of America, N.A. and Each of the Other Financial Institutions From Time to Time Parties Thereto, with Bank of America, N.A. as Administrative Agent filed herewith.

10.8* Strategic Business Agreement, dated September 11, 2000, between Terion, Inc. and XTRA Lease, Inc. filed herewith.



* Confidential treatment requested for portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

EXECUTIVE COMPENSATION PLANS

10.9 1991 Stock Option Plan for Non-Employee Directors, as amended through November 14, 1996 (filed with the Securities and Exchange Commission as
        Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference).

10.10 1987 Stock Incentive Plan, as amended through November 16, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference).

10.11 Deferred Director Fee Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.12 Deferred Compensation Plan for Non-Employee Directors, effective January 1, 1994 (filed with the Securities and Exchange Commission as Exhibit
        10.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.13 Deferred Compensation Plan for Senior Executives, effective January 1, 1994 (filed with the Securities and Exchange Commission as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).

10.14 Form of Indemnification Agreement entered into between the Registrant and certain former Directors and certain former and current officers of the Registrant and its subsidiaries (filed with the Securities and Exchange Commission on June 11, 1987 as Exhibit 10 to Registrant's Registration Statement on Form S-3 (file No. 33-14996), and incorporated herein by reference).

10.15 Individual Pension Agreement, dated as of July 1, 1994, between the Registrant and Lewis Rubin (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

10.16 Economic Profit Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference).

10.17 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and Lewis Rubin (filed with the Securities and Exchange Commission as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

10.18 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and William H. Franz (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

10.19 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and Michael J. Soja (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

10.20 Amended and Restated Severance Agreement, dated as of June 18, 1999, between the Registrant and Jeffrey R. Blum (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

10.21 1997 Stock Incentive Plan, as amended (filed with the Securities and Exchange Commission on March 15, 2000 and incorporated herein by reference).

10.22   1998 General Stock Incentive Plan filed herewith.

12.1    Statement re: computation of ratios (XTRA Corporation).

13.1    Five Year Selected Financial Data.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended September 30, 2000 (not covered by the Report of Independent Public Accountants).

13.3    XTRA Corporation and Subsidiaries Consolidated Financial Statements.

21      Subsidiaries of Registrant.

23      Consent of Independent Public Accountants.

27      Financial Data Schedule.