Form 10-Q
period 2000-12-31
XTRA CORP /DE/
filed 2001-02-13
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                     December 31, 2000
                           ----------------------------------------------------

Commission File Number                            1-7654
                           ----------------------------------------------------

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



               200 Nyala Farms Road, Westport, Connecticut 06880
 ------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (203) 221-1005
  ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                        Yes    X         No
                            -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at January 31, 2000
------------------------------                 -------------------------------
Common Stock, Par Value                                   11,657,497
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                                                                 Page No.
                                                                                                                 --------

Part I.   Financial Information
          ---------------------

Item 1.   Financial Statements
          ---------------------

          Management Representation........................                                                          3

          Consolidated Balance Sheets
            December 31, 2000 and September 30, 2000.......                                                          4

          Consolidated Income Statements
            For the Three Months Ended
            December 31, 2000 and 1999.....................                                                          5

          Consolidated Statements of Cash Flows
            For the Three Months Ended
            December 31, 2000 and 1999...................................                                            6

          Consolidated Statements of Stockholders' Equity
            For the Three Months Ended
            December 31, 2000 and 1999...................................                                            7

          Notes to Consolidated Financial Statements.......                                                          8

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations....                                                         11
          ---------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...                                             15
          ----------------------------------------------------------


Part II.  Other Information
          -----------------
Item 4    Submission of Matter to a Vote of Security Holders...........                                             16
          --------------------------------------------------

Item 5    Other Matters................................................                                             16
          -------------

Item 6    Exhibits and Reports on Form 8-K.............................                                             19
          --------------------------------

          Signatures...................................................                                             20

          Exhibit Index................................................                                             21

                         PART I - FINANCIAL INFORMATION

                       XTRA CORPORATION AND SUBSIDIARIES

                       ITEM 1 - MANAGEMENT REPRESENTATION


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading in any material respect.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended September 30, 2000 on file with the SEC.

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                             December 31,
                                                                 2000          September 30,
                                                             (unaudited)          2000 (1)
                                                             -----------       -------------
Assets
------

Property and equipment                                          $2,324           $2,327
Accumulated depreciation                                          (912)            (895)
                                                                ------           ------
     Net property and equipment                                  1,412            1,432
Lease contracts receivable                                          30               32
Trade receivables, net                                              98               84
Other assets                                                        16               16
Cash                                                                 7                2
                                                                ------           ------
                                                                $1,563           $1,566
                                                                ======           ======
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                                            $  774           $  788
Deferred income taxes                                              363              350
Accounts payable and accrued expenses                               57               67
                                                                ------           ------
     Total liabilities                                           1,194            1,205
                                                                ------           ------
Stockholders' equity:
Preferred stock, without par value; total authorized:
     3,000,000 shares                                                -                -
Common stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding;
     11,647,997 shares at December 31, 2000
     and 11,880,172 shares at September 30, 2000                     6                6
Capital in excess of par value                                       -                1
Retained earnings                                                  374              365
Unearned compensation - restricted stock                            (2)              (2)
Accumulated other comprehensive income                              (9)              (9)
                                                                ------           ------
     Total stockholders' equity                                    369              361
                                                                ------           ------
                                                                $1,563           $1,566
                                                                ======           ======

(1) Derived from XTRA Corporation's audited September 30, 2000 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              December 31,
                                                                           ------------------
                                                                            2000        1999
                                                                           ------      ------
Revenues                                                                   $ 123        $ 127

Operating expenses
     Depreciation on rental equipment                                         38           38
     Rental equipment lease financing expense                                  2            1
     Rental equipment operating expense                                       27           28
     Selling and administrative expense                                       14           12
                                                                           ------      ------
                                                                              81           79
                                                                           ------      ------

          Operating income                                                    42           48

Interest expense                                                              15           15
                                                                           ------      ------

          Income before provision for income taxes and unusual item           27           33

Unusual item: income related to acquisition break-up fee                       2            -
                                                                           ------      ------

          Pretax income                                                       29           33

Provision for income taxes                                                    11           13
                                                                           ------      ------

Net income                                                                 $  18         $ 20
                                                                           ======      ======

Basic earnings per common share                                            $1.55        $1.61
Basic common shares outstanding (in millions)                               11.7         12.6

Diluted earnings per common share                                          $1.55        $1.61
Diluted common shares outstanding (in millions)                             11.7         12.6

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                         -------------------
                                                         2000           1999
                                                         ----           ----

Cash flows from operations:
     Net income                                          $ 18           $ 20
     Add non-cash income and expense items:
       Depreciation and amortization, net                  38             37
       Deferred income taxes, net                          11             13
       Bad debt expense                                     3              2
     Add other cash items:
       Net change in receivables, other assets,
         payables and accrued expenses                    (23)           (24)
       Cash receipts from lease contracts receivable        6              7
       Recovery of property and equipment net book value    9             20
                                                         ----           ----
        Total cash provided from operations                62             75
                                                         ----           ----

Cash used for investment activities:
     Additions to property and equipment                  (31)           (37)
                                                         ----           ----
        Total cash used for investing activities          (31)           (37)
                                                         ----           ----

Cash flows from financing activities:
     Borrowings of long-term debt                           -             45
     Payments of long-term debt                           (14)           (56)
     Repurchase of common stock                           (12)           (30)
                                                         ----           ----
        Total cash used for financing activities          (26)           (41)
                                                         ----           ----

Net increase in cash                                        5             (3)
Cash at beginning of period                                 2              4
                                                         ----           ----
Cash at end of period                                    $  7           $  1
                                                         ====           ====
Total interest paid                                      $ 22           $ 22
Total net income taxes paid                              $  -           $  1


The accompanying notes are an integral part of these consolidated financial statements.

                    XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three months ended December 31, 2000 and 1999
                             (Millions of dollars)
                                  (Unaudited)



                                                  Common                                Unearned       Accumulated
                                                  Stock      Capital in               Compensation-       Other            Total
                                                  $ 0.50      Excess of    Retained    Restricted     Comprehensive    Stockholders'
                                                Par Value     Par Value    Earnings       Stock          Income           Equity
                                                ---------    ----------    --------   -------------   --------------   -------------
Balance at September 30, 1999                    $      6     $      -     $    341   $      (3)       $      (7)        $   337

Comprehensive Income:
  Net income                                            -            -           20           -                -              20
  Foreign currency translation adjustment               -            -            -           -                1               1
                                                                                                                         -------
Total comprehensive income                                                       20                            1              21
Repurchase of common stock                              -            -          (30)          -                -             (30)
                                                 --------     --------     --------   ---------        ---------         -------
Balance at December 31, 1999                     $      6     $      -     $    331   $      (3)       $      (6)        $   328
                                                 =========    ========     ========   =========        =========         =======

Balance at September 30, 2000                    $      6     $      1     $    365   $      (2)       $      (9)            361

Comprehensive Income:
  Net income                                            -            -           18           -                -              18
  Foreign currency translation adjustment               -            -            -           -                -               -
                                                                                                                         -------
Total comprehensive income                              -            -           18           -                -              18

Restricted stock amortization, options
  exercised, and related
   tax benefits, net                                    -            2            -           -               -                2
Repurchase of common stock                              -           (3)          (9)          -               -              (12)
                                                 --------     --------     --------   ---------        ---------         -------
Balance at December 31, 2000                     $      6     $      -     $    374   $      (2)       $     (9)         $   369
                                                 ========     ========     ========   =========        =========         =======


The accompanying notes are an intergral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) The consolidated financial statements include the accounts of XTRA Corporation and its wholly owned subsidiaries (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to be consistent with the current period's presentation.

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 2000 was 39.5%. For the first quarter of fiscal 2001, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% due primarily to state income taxes.

(3) At December 31, 2000, the Company had $337 million remaining available under its current shelf registration for future debt issuance. The Company had $168 million of unused credit available under its $270 million Revolving Credit Facility at December 31, 2000.

(4) During the first quarter of fiscal 2001, the Company received an acquisition break-up fee from a leasing acquisition target. As a result, XTRA recorded $2 million (pretax) in the first quarter of fiscal 2001 as an
     unusual item.    Excluding the one-time unusual item of $2 million (pretax)
     related to the break-up fee, net income and diluted earnings per share would have been $17 million and $1.46, respectively, for the three months ended December 31, 2000.

(5) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                              (unaudited)
                                                          Three Months Ended
                                                             December 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------      -------

Net income (numerator)                                   $     18      $    20
                                                         ========      =======
Computation of Basic Shares Outstanding
(in thousands, except per share amounts)

Weighted average number of basic
  shares outstanding (denominator)                         11,691       12,595
                                                         ========      =======
Basic earnings per common share                          $   1.55      $  1.61
                                                         ========      =======
Computation of Diluted Shares Outstanding
(in thousands, except per share amounts)

Weighted average number of basic shares outstanding        11,691       12,595

Common stock equivalents for diluted shares outstanding        32            5
                                                         --------      -------
Weighted average number of diluted
  shares outstanding (denominator)                         11,723       12,600
                                                         ========      =======
Diluted earnings per common share                        $   1.55      $  1.61
                                                         ========      =======

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

The North American reportable segment consists of the Company's XTRA Lease and XTRA Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The XTRA International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:

                                                                       (unaudited)
Segment Information:                                         Three months ended December 31,
--------------------                                     -----------------------------------------
                                                          North
(Dollars in millions)                                    America        International        Total
---------------------                                    -------        -------------        -----
2000:
Revenues                                                   111                12              123
Operating income (loss)                                     43                (1)              42

1999:
Revenues                                                   112                15              127
Operating income                                            46                 2               48


Reconciliation of pretax income:                             Three months ended December 31,
--------------------------------                            ----------------------------------
                                                            2000                          1999
                                                            ----                          ----
Operating income for reportable segments                      42                            48
Interest expense                                             (15)                          (15)
Non-recurring item                                             2                             -
                                                            ----                          ----
Pretax income                                                 29                            33
                                                            ====                          ====

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

     XTRA Corporation leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, intermodal trailers, chassis, marine containers, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. However, in light of the current industry downturn, we would expect the collection period of our receivables to lengthen and an increase in our bad debt reserve. XTRA's marine container leasing operation modestly reduces XTRA's dependence on the North American transportation industry. Although the marine container business is international, substantially all transactions are denominated in U.S. dollars.

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

     The Three Months Ended December 31, 2000 Versus the Three Months Ended
     ----------------------------------------------------------------------
December 31, 1999:
------------------

Revenues and Changes in Business Conditions
--------------------------------------------

     Revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization. Utilization is calculated as the ratio of revenue-earning units to the total fleet, and is an approximation derived from billing information, usage reports and other information from customers, assumptions based on historical experience, and equipment inventories taken at Company depots, and is an approximation. Utilization is impacted by the supply of, and demand for, available equipment, the level of economic activity in North America, and world trade activity.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended December 31, 2000 and 1999. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                                Three Months Ended
                                                                   December 31,
                                                                2000           1999
                                                             ----------     ----------
XTRA Lease
----------
Utilization                                                         88%            92%
Units                                                           91,000         88,000
Net investment in equipment (in millions)                     $  1,011       $    929

XTRA Intermodal
---------------
Utilization                                                         85%            87%
Units                                                           49,000         52,000
Net investment in equipment (in millions)                     $    209       $    247

Total North America
-------------------
Utilization                                                         88%            91%
Units                                                          140,000        140,000
Net investment in equipment (in millions)                     $  1,220       $  1,176

International
-------------
Utilization                                                         82%            78%
Units                                                          133,000        146,000
Net investment in equipment (in millions)                     $    257       $    307

Consolidated
-------------
Utilization                                                         86%            88%
Units                                                          273,000        286,000
Net investment in equipment (in millions)                     $  1,477        $ 1,483

     Consolidated revenues decreased by 3% or $4 million for the three months ended December 31, 2000 compared to the same period a year ago. The Company's average equipment utilization decreased from 88% in the first quarter of fiscal 2000 to 86% in the first quarter of fiscal 2001. Average net investment in equipment decreased by $6 million from the same quarter of the prior year due to a reduction in net investment in the marine container and intermodal trailer fleets, partially offset by an increase in net investment in the over-the-road fleet.

     The Company's North American revenues decreased $1 million from the same quarter a year ago primarily due to a decrease in working units. The Company's North American utilization averaged 88% in the first quarter of fiscal 2001, as compared to 91% in the comparable prior year period. XTRA Lease's revenues increased $2 million from the comparable prior year quarter due to a change in the mix of per diem and term over-the-road trailer working units while experiencing a decline in total working units. XTRA Lease's utilization declined to 88%, which was 4% less than the comparable prior year quarter, primarily due to a slowdown in levels of domestic freight. XTRA Intermodal's revenues decreased $3 million from the comparable quarter of fiscal 2000 due to a decrease in working units. XTRA Intermodal's utilization averaged 85% in the first quarter of fiscal 2001, compared to 87% in the same period of fiscal 2000, due to reduced levels of intermodal freight.

     The Company's North American over-the-road trailer fleet averaged 91,000 units, or 69% of average net investment in equipment in the first quarter of fiscal year 2001, compared to 88,000 units, or 63% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road equipment during the last fiscal year and the same investment focus is anticipated for fiscal year 2001.

     XTRA's intermodal fleet averaged 49,000 units, or 14% of average net investment in equipment in the first quarter of 2001, versus 52,000 units, or 17% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage.

     International revenues decreased $3 million from the same quarter of the prior year primarily due to higher provisions for losses on disposal of containers and a decrease in working units. The Company's average international fleet size decreased to 133,000 units or 17% of average net investment in equipment in the first quarter of fiscal 2001 from 146,000 units or 20% of average net investment in equipment in the comparable prior year period. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased $2 million from the prior year quarter. Depreciation expense remained the same as the comparable prior year period. Rental equipment lease financing expense increased $1 million from the prior year quarter due to a $34 million off-balance sheet lease executed in the first quarter of fiscal 2000. Rental equipment operating expense decreased $1 million primarily due to lower storage and repositioning costs at XTRA International. Selling and administrative expenses increased $2 million from the prior year quarter. These costs were higher due to higher provisions for bad debts at XTRA International and increases in depreciation on information systems equipment and computer expense.

Interest Expense
----------------

     Interest expense was unchanged for the three months ended December 31, 2000 from the same period of fiscal 2000 due to a decrease in average net debt offset by an increase in average interest rate.

Pretax Income
-------------

     Pretax income decreased 12% or $4 million, after an unusual income item, for the three months ended December 31, 2000 versus the same period a year ago primarily due to a decrease in utilization rates.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. For the three months ended December 31, 2000, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The effective income tax rate for fiscal 2000 was 39.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate due primarily to state income taxes.

Unusual Item: Income Related to Transaction Break-up Fee
--------------------------------------------------------

     During the first quarter of fiscal 2001, the Company received proceeds related to a transaction break-up fee received from a leasing acquisition target. As a result, XTRA recorded $2 million (pretax) in the first quarter of 2001 as an unusual item.

Share Repurchases
-----------------

     During the first quarter of fiscal 2001, the Company repurchased shares totaling $12 million. At December 31, 2000, the Company had $59 million of authorization remaining under its current $100 million stock repurchase authorization.

Liquidity and Capital Resources
-------------------------------

     During the three months ended December 31, 2000, the Company generated cash flows from operations of $62 million. During the same period, the Company acquired $31 million of property and equipment. Net debt outstanding (debt less cash) decreased $19 million.

     As of February 7, 2001, committed capital expenditures for revenue equipment for fiscal year 2001 amounted to $46 million. For the full year, the Company expects its total capital spending to be, at most, half the level of fiscal 2000's $240 million, unless equipment demand strengthens appreciably.

     On February 7, 2001, XTRA Inc. expanded its Revolving Credit Facility to $275 million. As of February 7, 2001, XTRA Inc. had $337 million available for future issuance under its current shelf registration and unused credit available of $208 million under its $275 million Revolving Credit Facility.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, there were no material changes in the market risks reported in the Company's Form 10-K for the fiscal year ended September 30, 2000.

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 4 - Submission of Matter to a Vote of Security Holders
-----------------------------------------------------------

     At the 2001 Annual Meeting of Stockholders held on January 25, 2001, at which a quorum was present, the stockholders re-elected six of the incumbent Directors by the number of shares of common stock as noted:

(1)  Nominees for Director:

                                         Number of Shares
                                       ---------------------
                                       Voted For    Withheld
                                       ----------   --------
            Michael D. Bills           10,642,747    35,436
            H. William Brown           10,642,747    35,436
            Michael N. Christodolou    10,642,747    35,436
            Robert B. Goergen          10,642,747    35,436
            Lewis Rubin                10,642,747    35,436
            Martin L. Solomon          10,642,747    35,436



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

VARIABLE REVENUES AND OPERATING RESULTS
---------------------------------------

     The Company's revenues may vary significantly from period to period, whereas a high percentage of its operating costs are fixed. As a result of the variability of the Company's revenues and the Company's limited ability to reduce its fixed operating costs, the Company's profitability may be cyclical and subject to significant fluctuation from period to period. The Company's revenues are a function of lease rates and working units; the latter depends on fleet size and equipment utilization (the ratio of revenue earning equipment to the total fleet). Some of the factors which affect lease rates and working units are competition, economic conditions and world trade activity, the supply of and demand for available equipment, aggressive purchasing of equipment by the Company's customers and competitors leading to an excess supply of equipment and reduced lease rates and utilization, shifting traffic trends in the industry, severe adverse weather conditions, strikes by transportation unions and other factors in the freight transportation industry. Currently, the Company is experiencing reduced utilization levels as a result of slowing economic conditions and other factors. The Company's fixed costs include depreciation, rental equipment lease financing, a portion of both rental equipment operating expenses and selling and administrative expenses.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits
---    --------


Exhibit No.           Description
-----------           -----------

12.1                  Statement of the calculation of earnings to fixed charges for the three months ended
                      December 31, 2000 and 1999 for XTRA Corporation


27                    Financial Data Schedule


(b)                   Reports on Form 8-K
---                   -------------------

On January 30, 2001, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal first quarter ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       XTRA CORPORATION
                                       --------------------------
                                       (Registrant)









Date:       February 13, 2001          /s/ Michael J. Soja
         ------------------------      --------------------------
                                       Michael J. Soja
                                       Vice President and Chief
                                       Financial Officer









Date:       February 13, 2001          /s/ Thomas G. Schaefer
         ------------------------      --------------------------
                                       Thomas G. Schaefer
                                       Vice President and Controller

                                 EXHIBIT INDEX



Exhibit No.        Description
-----------        -----------
12.1               Statement of the calculation of earnings to fixed charges for the three months ended December 31, 2000 and 1999 for XTRA Corporation


27                 Financial Data Schedule
