Form 10-Q
period 2001-03-31
XTRA CORP /DE/
filed 2001-05-14
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                    March 31, 2001
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

                        Yes    X        No
                            -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at April 30, 2001
-----------------------                           -----------------------------
Common Stock, Par Value                                     10,486,926
$.50 Per Share

                       XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Financial Statements

          Management Representation...................................      3

          Consolidated Balance Sheets
            March 31, 2001 and September 30, 2000.....................      4

          Consolidated Income Statements
            For the Three Months and Six
             Months Ended
            March 31, 2001 and 2000...................................      5

          Consolidated Statements of Cash Flows
            For the Six Months Ended
            March 31, 2001 and 2000...................................      6

          Consolidated Statements of Stockholders' Equity
            For the Six Months Ended
            March 31, 2001 and 2000...................................      7

          Notes to Consolidated Financial Statements..................      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............     11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..     19

Part II.  Other Information

Item 5.   Other Matters...............................................     20

Item 6.   Exhibits and Reports on Form 8-K............................     23

          Signatures..................................................     24

          Exhibit Index...............................................     25

                        PART I - FINANCIAL INFORMATION

                       XTRA CORPORATION AND SUBSIDIARIES

                         ITEM 1 - FINANCIAL STATEMENTS

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                           March 31,
                                                             2001           September 30,
                                                          (unaudited)         2000 (1)
                                                          -----------       -------------
Assets
------

Property and equipment                                      $2,303             $2,327
Accumulated depreciation                                      (928)              (895)
                                                            ------             ------
     Net property and equipment                              1,375              1,432
Lease contracts receivable                                      28                 32
Trade receivables, net                                          74                 84
Other assets                                                    16                 16
Cash                                                             1                  2
                                                            ------             ------
                                                            $1,494             $1,566
                                                            ======             ======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                                        $  719             $  788
Deferred income taxes                                          365                350
Accounts payable and accrued expenses                           63                 67
                                                            ------             ------
     Total liabilities                                       1,147              1,205
                                                            ------             ------

Stockholders' equity:
Preferred stock, without par value; total authorized:
      3,000,000 shares                                           -                  -
Common stock, par value $.50 per share; authorized:
      30,000,000 shares; issued and outstanding:
      11,091,201 shares at March 31, 2001
      and 11,880,172 shares at September 30, 2000                6                  6
Capital in excess of par value                                   3                  1
Retained earnings                                              351                365
Unearned compensation - restricted stock                        (1)                (2)
Accumulated other comprehensive income                         (12)                (9)
                                                            ------             ------
     Total stockholders' equity                                347                361
                                                            ------             ------
                                                            $1,494             $1,566
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

                       XTRA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                      March 31,             March 31,
                                                   2001       2000        2001      2000
                                                  ------     -------     ------    ------
Revenues                                          $ 105       $ 115      $ 228     $ 242

Operating expenses
     Depreciation on rental equipment                37          38         75        75
     Rental equipment lease financing expense         2           2          5         4
     Rental equipment operating expense              27          27         54        55
     Selling and administrative expense              12          11         25        23
                                                  -----       -----      -----     -----
                                                     78          78        159       157
                                                  -----       -----      -----     -----


          Operating income                           27          37         69        85

Interest expense                                     14          15         28        29
Foreign exchange (gain)/loss                          1           -          1         -
                                                  -----       -----      -----     -----


          Income from operations before
           provision
          for income taxes and unusual item          12          22         40        56

Unusual item: income related to acquisition           -           -          2         -
 break-up fee
                                                  -----       -----      -----     -----


          Pretax income                              12          22         42        56

Provision for income taxes                            4           9         16        22
                                                  -----       -----      -----     -----


          Net income                              $   8       $  13      $  26     $  34
                                                  =====       =====      =====     =====



Earnings per basic common share                   $0.67       $1.12      $2.24     $2.74
Weighted average basic shares outstanding          11.3        12.0       11.5      12.3
 (in millions)

Earnings per diluted common share                 $0.67       $1.12      $2.23     $2.74
Weighted average diluted shares outstanding        11.4        12.0       11.5      12.3
 (in millions)

The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)

                                                              Six Months Ended
                                                                  March 31,
                                                             2001          2000
                                                             ----          ----
Cash flows from operations:
   Net income                                                $ 26          $ 34
   Add non-cash income and expense items:
     Depreciation and amortization, net                        76            75
     Deferred income taxes, net                                15            21
     Bad debt expense                                           2             3
   Add other cash items:
      Net change in receivables, other assets,
      payables and accrued expenses                             5           (18)
      Cash receipts from lease contracts receivable            12            13
      Recovery of property and equipment net book value        17            32
                                                             ----          ----
       Total cash provided from operations                    153           160
                                                             ----          ----

Cash used for investment activities:
   Additions to property and equipment                        (46)          (88)
                                                             ----          ----
       Total cash used for investing activities               (46)          (88)
                                                             ----          ----

Cash flows from financing activities:
   Borrowings of long-term debt                                 -            45
   Payments of long-term debt                                 (69)          (89)
   Repurchase of common stock                                 (42)          (30)
   Options exercised and related tax benefits, net              3             -
                                                             ----          ----
       Total cash used for financing activities              (108)          (74)
                                                             ----          ----

Net decrease in cash                                           (1)           (2)
Cash at beginning of period                                     2             2
                                                             ----          ----
Cash at end of period                                        $  1          $  -
                                                             ====          ====

Total interest paid                                          $ 30          $ 29
Total net income taxes paid                                  $  1          $  1

The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Six months ended March 31, 2001 and 2000
                             (Millions of dollars)
                                  (Unaudited)

                                         Common                                     Unearned         Accumulated
                                          Stock       Capital in                  Compensation-         Other             Total
                                          $0.50       Excess of      Retained      Restricted       Comprehensive     Stockholders'
                                        Par Value     Par Value      Earnings         Stock            Income            Equity
                                        ---------     ----------     --------     -------------     -------------     -------------
Balance at September 30, 1999           $       6     $        -     $    341     $          (3)    $          (7)    $         337

Comprehensive Income:
  Net income                                    -              -           34                 -                 -                34
  Foreign currency translation
   adjustment                                   -              -            -                 -                 2                 2
                                                                                                                               ----
Total comprehensive income                                                                                                       36
Restricted stock amortization,
 options exercised, forfeitures,
 and related tax benefits                       -              -           (2)                1                 -                (1)
Common stock repurchased                        -              -          (30)                -                 -               (30)
                                        ---------     ----------     --------     -------------      ------------      ------------
Balance at March 31, 2000               $       6     $        -     $    343     $          (2)     $         (5)     $        342
                                        =========     ==========     ========     =============      ============      ============

Balance at September 30, 2000           $       6     $        1     $    365     $          (2)     $         (9)     $        361

Comprehensive Income:
  Net income                                    -              -           26                 -                 -                26
  Foreign currency translation
   adjustment                                   -              -            -                 -                (3)               (3)
                                                                                                                        -----------
Total comprehensive income                                                                                                       23
Restricted stock amortization,
 options exercised, forfeitures,
 and related tax benefits                       -              4            -                 1                 -                 5
Common stock repurchased                        -             (2)         (40)                -                 -               (42)
                                        ---------     ----------     --------     -------------      ------------      ------------
Balance at March 31, 2001               $       6     $        3     $    351     $          (1)     $        (12)     $        347
                                        =========     ==========     ========     =============      ============      ============

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

(2) The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. The effective income tax rate for fiscal 2000 was 39.5%. For fiscal 2001, the Company is recording a provision for income taxes using an estimated effective income tax rate of 38.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% due primarily to state income taxes.

(3) At March 31, 2001, the Company had $337 million remaining available under its current shelf registration for future debt issuance. The Company had $226 million of unused credit available under its $275 million Revolving Credit Facility at March 31, 2001.

(4) During the first quarter of fiscal 2001, the Company received an acquisition break-up fee from a leasing acquisition target. As a result, XTRA recorded income of $2 million (pretax) in the first quarter of fiscal 2001 as an unusual item. Excluding the one-time unusual item of $2 million (pretax) related to the break-up fee, net income and diluted earnings per share would have been $25 million and $2.14, respectively, for the six months ended March 31, 2001.

(5) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                                          (unaudited)
                                                       Three Months Ended                Six Months Ended
                                                             March 31,                        March 31,
                                                      2001             2000             2001            2000
                                                  ------------    -------------     ------------   -------------
Net income (numerator)                              $     8          $    13          $    26         $    34
                                                    =======          =======          =======         =======
Computation of Basic Shares Outstanding
----------------------------------------------
(in thousands, except per share amounts)
----------------------------------------------

Weighted average number of basic
   shares outstanding (denominator)                  11,324           12,015           11,498          12,307
                                                    =======          =======          =======         =======
Basic earnings per common share                     $  0.67          $  1.12          $  2.24         $  2.74
                                                    =======          =======          =======         =======
Computation of Diluted Shares Outstanding
----------------------------------------------
(in thousands, except per share amounts)
----------------------------------------------
Weighted average number of basic shares              11,324           12,015           11,498          12,307
 outstanding
Common stock equivalents for diluted shares
 outstanding                                             69               11               52               7
                                                    -------          -------          -------         -------
Weighted average number of diluted
   shares outstanding (denominator)                  11,393           12,026           11,550          12,314
                                                    =======          =======          =======         =======
Diluted earnings per common share                   $  0.67          $  1.12          $  2.23         $  2.74
                                                    =======          =======          =======         =======

(6) Pursuant to the aggregation criteria of SFAS 131, an entity may aggregate operating segments if they have similar characteristics and are similar on the following five dimensions: (1) nature of products and services, (2) nature of production process, (3) types of customers, (4) distribution methods, and (5) nature of its regulatory environment. The Company's operating divisions and related transportation equipment have been aggregated into two reportable segments: North America and International.

The North American reportable segment consists of the Company's XTRA Lease and XTRA Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The XTRA International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:

                                                                        (unaudited)
Segment Information:                               Three months ended                 Six months ended
--------------------                                    March 31,                         March 31,
                                             -------------------------------   -------------------------------
                                              North                             North
(Dollars in millions)                        America   International   Total   America   International   Total
---------------------                        -------   -------------   -----   -------   -------------   -----
2001:
Revenues                                         $94        $11         $105      $205        $23         $228
Operating income (loss)                           28         (1)          27        70         (1)          69

2000:
Revenues                                        $100        $15         $115      $212        $30         $242
Operating income                                  35          2           37        81          4           85

                                                   Three months ended                 Six months ended
Reconciliation of pretax income:                        March 31,                         March 31,
--------------------------------             -------------------------------   -------------------------------
                                                      2001              2000            2001              2000
                                                      ----              ----            ----              ----
Operating income for reportable segments              $ 27              $ 37            $ 69              $ 85
Interest expense                                        14                15              28                29
Foreign exchange (gain)/loss                             1                 -               1                 -
Unusual item                                             -                 -              (2)                -
                                             -------------------------------   -------------------------------
Pretax income                                         $ 12              $ 22            $ 42              $ 56
                                             ===============================   ===============================

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

     XTRA Corporation leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, intermodal trailers, chassis, marine containers, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. In light of the current industry downturn, we would expect utilization and profitabiity to be lower than the prior year, the collection period of our receivables to lengthen, and a corresponding increase in our bad debt reserve. XTRA's marine container leasing operation modestly reduces XTRA's dependence on the North American transportation industry. Although the marine container business is international, substantially all transactions are denominated in U.S. dollars.

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

The Three Months Ended March 31, 2001
-------------------------------------
Versus the Three Months Ended March 31, 2000:
---------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     Revenues are a function of lease rates and the number of working units; the latter depends on fleet size and equipment utilization. Utilization is calculated as the ratio of revenue-earning units to the total fleet, and is an approximation derived from billing information, usage reports and other information from customers, assumptions based on historical experience, and equipment inventories taken at Company depots. Utilization is impacted by the supply of, and demand for, available equipment, the level of economic activity in North America, and world trade activity.

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended March 31, 2001 and 2000. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                               Three Months Ended
                                                    March 31,
                                                2001        2000
                                              --------     -------
XTRA Lease
----------
Utilization                                         77%          83%
Units                                           91,000       89,000
Net investment in equipment (in millions)     $  1,000     $    960

XTRA Intermodal
---------------
Utilization                                         77%          81%
Units                                           48,000       51,000
Net investment in equipment (in millions)     $    202     $    230

Total North America
-------------------
Utilization                                         77%          82%
Units                                          139,000      140,000
Net investment in equipment (in millions)     $  1,202     $  1,190

International
-------------
Utilization                                         77%          82%
Units                                          130,000      142,000
Net investment in equipment (in millions)     $    245     $    290

Consolidated
------------
Utilization                                         77%          82%
Units                                          269,000      282,000
Net investment in equipment (in millions)     $  1,447     $  1,480

     Consolidated revenues decreased by 9% or $10 million for the three months ended March 31, 2001 compared to the same period a year ago. The Company's average equipment utilization decreased from 82% in the second quarter of fiscal 2000 to 77% in the second quarter of fiscal 2001. Average net investment in equipment decreased by $33 million from the same quarter of the prior year primarily due to a reduction in net investment in the marine container and intermodal trailer fleets, partially offset by an increase in net investment in the over-the-road trailer fleet.

     The Company's North American revenues decreased $6 million from the same quarter a year ago primarily due to a decrease in working units. The Company's North American utilization averaged 77% in the second quarter of fiscal 2001, as compared to 82% in the comparable prior year period. XTRA Lease's revenues decreased $3 million from the comparable prior year quarter primarily due to lower total working units. XTRA Lease's utilization declined to 77%, which was 6% less than the comparable prior year quarter, primarily due to declining levels of domestic freight. XTRA Intermodal's revenues decreased $3 million from the comparable quarter of fiscal 2000 due to a decrease in working units. XTRA Intermodal's utilization averaged 77% in the second quarter of fiscal 2001, compared to 81% in the same period of fiscal 2000, primarily due to reduced levels of intermodal freight.

     The Company's North American over-the-road trailer fleet averaged 91,000 units, or 69% of average net investment in equipment in the second quarter of fiscal year 2001, compared to 89,000 units, or 65% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road trailers during the last fiscal year and the same investment focus is anticipated for fiscal year 2001. However, the level of capital spending in the current fiscal year will be considerably lower than the prior fiscal year.

     XTRA's intermodal fleet averaged 48,000 units, or 14% of average net investment in equipment in the second quarter of 2001, versus 51,000 units, or 15% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage.

     International revenues decreased $4 million from the same quarter of the prior year due to higher provisions for losses on disposal of containers and a decrease in working units. The Company's average international fleet size decreased to 130,000 units or 17% of average net investment in equipment in the second quarter of fiscal 2001 from 142,000 units or 20% of average net investment in equipment in the comparable prior year period. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses were comparable to expenses incurred in the prior year quarter. Depreciation expense decreased by $1 million from the prior year period primarily due to the declining size of the marine container fleet. Rental equipment operating expenses were unchanged from the comparable prior quarter. Included in rental equipment operating expenses are $2 million of gains on sale of real estate which were offset primarily by higher storage costs, higher facility payroll and related costs, new costs related to XTRA Lease's trailer tracking initiatives, and higher repair and maintenance costs. Selling and administrative expenses increased $1 million from the prior year quarter primarily due to higher professional fees associated with information systems and e-commerce initiatives and higher depreciation on information systems equipment.

Interest Expense
----------------

     Interest expense decreased by $1 million for the three months ended
March 31, 2001 from the same period of fiscal 2000 due to a decrease in average net debt, offset by higher interest rates.

Foreign Exchange (Gain) / Loss
------------------------------

     The $1 million foreign exchange loss recorded was primarily due to the U.S. dollar strengthening versus the Canadian dollar during the second fiscal quarter of 2001.

Pretax Income
-------------

     Pretax income decreased 45% or $10 million for the three months ended March 31, 2001 versus the same period a year ago primarily due to a decrease in working units.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. For the three months ended March 31, 2001, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The effective income tax rate for fiscal 2000 was 39.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% primarily due to state income taxes.

The Six Months Ended March 31, 2001
Versus the Six Months Ended March 31, 2000:
-------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

     The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the six months ended March 31, 2001 and 2000. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.


                                                        Six Months Ended
                                                              March 31,
                                                    2001              2000
                                                  --------          --------
XTRA Lease
----------
Utilization                                            82%                 88%
Units                                              92,000              89,000
Net investment in equipment (in millions)        $  1,004            $    952

XTRA Intermodal
---------------
Utilization                                            81%                 84%
Units                                              48,000              51,000
Net investment in equipment (in millions)        $    206            $    236

Total North America
-------------------
Utilization                                            82%                 87%
Units                                             140,000             140,000
Net investment in equipment (in millions)        $  1,210            $  1,188

International
-------------
Utilization                                            80%                 80%
Units                                             131,000             143,000
Net investment in equipment (in millions)        $    251            $    295

Consolidated
------------
Utilization                                            82%                 85%
Units                                             271,000             283,000
Net investment in equipment (in millions)        $  1,461            $  1,483



     Consolidated revenues decreased by 6% or $14 million for the six months ended March 31, 2001 compared to the same period a year ago. The Company's average equipment utilization decreased from 85% in the first six months of fiscal 2000 to 82% in the first six months of fiscal 2001. Average net investment in equipment decreased by $22 million from the six month period of the prior year due to a reduction in net investment in the marine container and intermodal trailer fleets, partially offset by an increase in net investment in the over-the-road trailer fleet.

     The Company's North American revenues decreased $7 million from the same period a year ago primarily due to a decrease in working units partially offset by a modest increase in lease rates. The Company's North American utilization averaged 82% in the first six months of fiscal 2001, as compared to 87% in the comparable prior year period. XTRA Lease's revenues decreased $1 million from the comparable prior year period due to a decline in working units partially offset by modest lease rate increases. XTRA Lease's utilization declined to 82%, which was 6% less than the comparable prior year period, primarily due to declining levels of domestic freight. XTRA Intermodal's revenues decreased $6 million from the comparable period of fiscal 2000 due to a decrease in working units. XTRA Intermodal's utilization averaged 81% in the first six months of fiscal 2001, compared to 84% in the same period of fiscal 2000, due to reduced levels of intermodal freight.

     The Company's North American over-the-road trailer fleet averaged 92,000 units, or 69% of average net investment in equipment in the first six months of fiscal year 2001, compared to 89,000 units, or 64% of average net investment in equipment, in the comparable prior year period. Most of XTRA's capital expenditures were for over-the-road trailers during the last fiscal year and the same investment focus is anticipated for fiscal year 2001. However, levels of capital spending in the current fiscal year will be considerably less than the prior fiscal year.

     XTRA's intermodal fleet averaged 48,000, units, or 14% of average net investment in equipment in the first six months of fiscal year 2001, versus 51,000 units, or 16% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage.

     International revenues decreased $7 million from the same six month period of the prior year due to higher provisions for losses on disposal of containers and a decrease in working units. The Company's average international fleet size decreased to 131,000 units or 17% of average net investment in equipment in the first six months of fiscal 2001 from 143,000 units or 20% of average net investment in equipment in the comparable prior year period. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

     Total operating expenses increased $2 million from the comparable prior year period. Depreciation expense remained the same as the comparable prior year period. A $1 million decrease in depreciation due to the declining marine container fleet size was offset by a $1 million increase in depreciation from a larger investment in over-the-road trailers. Rental equipment lease financing expense increased $1 million from the same prior year period due to a $34 million off-balance sheet lease executed in the first quarter of fiscal 2000. Rental equipment operating expense decreased $1 million primarily due to $2 million of gains on sale of real estate and lower repositioning costs at XTRA International. These reductions were partially offset by higher storage costs, higher repair and maintenance cost, higher licensing and property tax costs, plus new costs related to XTRA Lease's trailer tracking initiatives. Selling and administrative expenses increased $2 million from the prior year period primarily due to higher professional fees associated with information systems and e-commerce initiatives and higher depreciation on information systems equipment.

Interest Expense
----------------

     Interest expense decreased by $1 million for the six months ended March 31, 2001 from the same period of fiscal 2000 due to a decrease in average net debt, offset by higher interest rates.

Foreign Exchange (Gain) / Loss
------------------------------

     The $1 million foreign exchange loss recorded was primarily due to the U.S. dollar strengthening versus the Canadian dollar during the first six months of fiscal 2001.

Pretax Income
-------------

     Pretax income decreased 25% or $14 million, after an unusual income item, for the six months ended March 31, 2001 versus the same period a year ago primarily due to a decrease in utilization rates.

Provision for Income Taxes
--------------------------

     The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. For the six months ended March 31, 2001, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The effective income tax rate for fiscal 2000 was 39.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% primarily due to state income taxes.

Unusual Item: Income Related to Transaction Break-up Fee
--------------------------------------------------------

     During the first quarter of fiscal 2001, the Company received a transaction break-up fee from a leasing acquisition target. As a result, XTRA recorded income of $2 million (pretax) in the first quarter of 2001 as an unusual item.

Share Repurchases
-----------------

     During the first six months of fiscal 2001, the Company repurchased approximately 879,000 shares totaling $42 million. As of May 4, 2001, the Company has repurchased shares totaling $29 million in the third fiscal quarter. These $71 million of share repurchases in fiscal

2001 substantially completed the Company's last repurchase authorization of $100 million which was approved in September 1999. On April 26, 2001, the Company's Board of Directors approved a new $100 million stock repurchase authorization.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 2001, the Company generated cash flows from operations of $153 million. During the same period, the Company acquired $46 million of property and equipment. Net debt outstanding (debt less cash) decreased $68 million.

     As of May 4, 2001, committed capital expenditures for revenue equipment for fiscal year 2001 amounted to $59 million. For the full year, the Company expects its total capital spending to be less than $100 million unless equipment demand strengthens appreciably.

     As of May 4, 2001, XTRA Inc. had $337 million available for future issuance under its current shelf registration and unused credit available of $192 under its $275 million Revolving Credit Facility.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     At March 31, 2001, there were no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

                          Part II - OTHER INFORMATION
                          ---------------------------
                            ITEM 5 - OTHER MATTERS
                            ----------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations we made several forward-looking statements, including estimates of economic and industry conditions, equipment utilization, and capital expenditures. We may also occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of management's plans and objectives. We may make these forward-looking statements in SEC filings, press releases, other written material and oral statements. Our estimates, forecasts and projections may differ materially from actual results. Therefore, we cannot assure you that these forward-looking statements will be accurate. Important factors that could cause our actual results to differ from those contained in our forward-looking statements include the factors mentioned below.

Our operating results may fluctuate significantly because our revenues vary
---------------------------------------------------------------------------
significantly from period to period while our operating costs are primarily
---------------------------------------------------------------------------
fixed.
-----

     Because our revenues vary and it is difficult for us to reduce our operating costs, our profitability may be cyclical and fluctuate significantly from period to period. Our revenues are a function of lease rates and working units. Working units in turn depend on fleet size and utilization, or the percentage of our fleet that is earning revenue. Some of the factors that affect lease rates, utilization, and on-going operating results are:

 .    competition;

 .    economic conditions and world trade activity;

 .    the supply of and demand for available equipment;

 .    aggressive purchasing of equipment by our customers and competitors leading to an excess supply of equipment;

 .    shifting traffic trends in the industry;

 .    severe adverse weather conditions;

 .    strikes by transportation unions; and

 .    other factors in the freight transportation industry.

Our fixed costs include:

 .    depreciation,

 .    rental equipment lease financing,

 .    a portion of both rental equipment operating expenses,

 .    and selling and administrative expenses.

Competition in the market for leased transportation equipment could prevent us
------------------------------------------------------------------------------
from increasing revenue and sustaining profitability.
----------------------------------------------------

     Leasing transportation equipment is a highly competitive business and is affected by factors related to the transportation market. Lease terms and lease rates, as well as availability, condition and size of equipment and customer service are all important factors to the lessee. We have many competitors, some of which have leasing fleets that are larger in size than our leasing fleet and some of which have greater resources. In addition to other lessors of trailers, we face competition from companies moving freight by means of marine and domestic containers, railroad rolling stock and other vehicles.

Our revenues may decrease as a result of the consolidation of our customers,
---------------------------------------------------------------------------
which may result in less demand for leased transportation equipment.
-------------------------------------------------------------------

     Industries in which we compete, including trucking, railroads and shipping, are in the process of consolidation. As a result of this consolidation, our customers may be better able to manage their equipment requirements and may seek increased efficiencies through direct ownership of equipment. If our customers decide to own their equipment rather than lease their equipment, the ratio of leased equipment to owned equipment might decrease, which could reduce the overall market for our services.

We may be unable to meet customer demand because of the long delivery times for
-------------------------------------------------------------------------------
trailers and other equipment which could cause us to lose market share.
----------------------------------------------------------------------


     Our performance in a given period may be adversely affected by our inability to quickly increase fleet size, due to extended back orders, in response to unexpectedly strong demand. New equipment is built to our specifications and reflects industry standards and customer needs. We purchase new equipment from a number of manufacturers. These manufacturers are, in turn, dependent on the prompt delivery and supply of the components required to assemble trailers, chassis and containers. Historically, delivery times have varied from three to fifteen months from when we place an order. Because of this substantial delivery time, appropriate equipment may not be available when we need it. This situation may worsen as some manufacturers of our equipment have consolidated and eliminated manufacturing facilities. In addition, it is difficult to accurately predict demand for our equipment in future periods, making it difficult for us to order equipment in advance of customer demand.

We may not be able to secure sufficient capital on acceptable terms, which would
--------------------------------------------------------------------------------
impact our ability to grow and maintain our fleet.
-------------------------------------------------

     To grow and maintain our fleet, we acquire new equipment, both for growth as well as replacement of older equipment. In addition, we have acquired, and plan to continue to acquire, other companies to grow our fleet. These activities require a substantial amount of capital. Historically, we generally have had available a variety of sources to finance these expenditures and acquisitions at favorable rates and terms. However, the availability of this capital depends heavily upon prevailing market conditions, our capital structure, and our credit ratings. We may not be able to obtain sufficient financing on terms that are acceptable to us to fund our operations and capital expenditures or to enable us to take advantage of favorable acquisition opportunities.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 K
                   -----------------------------------------

(a)  Exhibits
---  --------

Exhibit No.                               Description
-----------     ---------------------------------------------------------------
12.1            Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2001 and 2000 for XTRA
                Corporation

(b)  Report on Form 8-K
---  ------------------

On May 1, 2001, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal second quarter ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  XTRA CORPORATION
                                                  ------------------------------
                                                  (Registrant)


Date:               May 11, 2001                  /s/ Stephanie L. Johnson
                    ------------                  ------------------------------
                                                  Stephanie L. Johnson
                                                  Vice President and Treasurer

Date:               May 11, 2001                  /s/ Thomas G. Schaefer
                    ------------                  ------------------------------
                                                  Thomas G. Schaefer
                                                  Vice President and Controller

                                 EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
12.1            Statement of the calculation of earnings to fixed charges for the six months ended March 31, 2001 and 2000 for XTRA
                Corporation