Form 10-Q
period 2001-06-30
XTRA CORP /DE/
filed 2001-08-14
CIK 217591

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended        June 30, 2001
                           ---------------------------------------------------

Commission File Number               1-7654
                      --------------------------------------------------------

                               XTRA CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-0954158
----------------------------------             -------------------------------
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

                       Yes    X       No
                           -------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31, 2001
----------------------------------             ----------------------------
Common Stock, Par Value                                  10,506,639
$.50 Per Share

                        XTRA CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                Page No.
                                                                                                -------
Part I.    Financial Information
           ---------------------

Item 1.    Financial Statements
           --------------------

           Management Representation.............................................................   3

           Consolidated Balance Sheets
             June 30, 2001 and September 30, 2000................................................   4

           Consolidated Income Statements
             For the Three Months and Nine Months Ended
             June 30, 2001 and 2000..............................................................   5

           Consolidated Statements of Cash Flows
             For the Nine Months Ended
             June 30, 2001 and 2000..............................................................   6

           Consolidated Statements of Stockholders' Equity
             For the Nine Months Ended
             June 30, 2001 and 2000..............................................................   7

           Notes to Consolidated Financial Statements............................................   8

Item 2.    Management's Discussion and Analysis of
           ----------------------------------------
           Financial Condition and Results of Operations.........................................  11
           ---------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................  19
           ----------------------------------------------------------

Part II.   Other Information
           -----------------

Item 5.    Other Matters   ......................................................................  20
           -------------

Item 6.    Exhibits and Reports on Form 8-K......................................................  23
           --------------------------------

          Signatures       ......................................................................  24

          Exhibit Index    ......................................................................  25

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

                       XTRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                                                June 30,
                                                                                  2001                 September 30,
                                                                               (unaudited)               2000 /(1)/
                                                                            ------------------       ------------------
Assets
------

Property and equipment                                                               $ 2,289                $   2,327
Accumulated depreciation                                                                (944)                    (895)
                                                                            ------------------       ------------------
     Net property and equipment                                                        1,345                    1,432
Lease contracts receivable                                                                27                       32
Trade receivables, net                                                                    74                       84
Other assets                                                                              17                       16
Cash                                                                                       -                        2
                                                                            ------------------       ------------------
          Total assets                                                               $  1,463                $   1,566
                                                                            ==================       ==================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Debt                                                                                  $   710                 $    788
Deferred income taxes                                                                     369                      350
Accounts payable and accrued expenses                                                      56                       67
                                                                            ------------------       ------------------
     Total liabilities                                                                  1,135                    1,205
                                                                            ------------------       ------------------

Stockholders' equity:
Preferred stock, without par value; total authorized:
      3,000,000 shares                                                                      -                        -
Common stock, par value $.50 per share; authorized:
     30,000,000 shares; issued and outstanding:
     10,503,805 shares at June 30, 2001
     and 11,880,172 shares at September 30, 2000                                            5                        6
Capital in excess of par value                                                              3                        1
Retained earnings                                                                         329                      365
Unearned compensation - restricted stock                                                   (1)                      (2)
Accumulated other comprehensive income                                                     (8)                      (9)
                                                                            ------------------       ------------------
     Total stockholders' equity                                                           328                      361
                                                                            ------------------       ------------------
          Total liabilities and stockholders' equity                                 $  1,463                $   1,566
                                                                            ==================       ==================

/(1)/ Derived from XTRA Corporation's audited September 30, 2000 financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  XTRA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           (Millions of dollars, except per share amounts)
                             (Unaudited)


                                                                         Three Months Ended                Nine Months Ended
                                                                               June 30,                         June 30,
                                                                        2001            2000             2001             2000
                                                                    -------------   --------------   --------------   -------------
Revenues                                                                   $ 102            $ 116            $ 330           $ 358

Operating expenses
     Depreciation on rental equipment                                         37               38              112             113
     Rental equipment lease financing expense                                  2                2                7               6
     Rental equipment operating expenses                                      29               26               83              81
     Selling and administrative expense                                       12               12               37              35
                                                                    -------------   --------------   --------------   -------------
                                                                              80               78              239             235
                                                                    -------------   --------------   --------------   -------------

          Operating income                                                    22               38               91             123

Interest expense                                                              13               15               42              45
                                                                    -------------   --------------   --------------   -------------

          Income from operations before provision
             for income taxes and unusual item                                 9               23               49              78

Unusual item:  income related to acquisition
     break-up fee                                                              -                -                2              -
                                                                    -------------   --------------   --------------   -------------
          Pretax income                                                        9               23               51              78

Provision for income taxes                                                     3                9               19              31
                                                                    -------------   --------------   --------------   -------------
          Net income                                                        $  6             $ 14             $ 32            $ 47
                                                                    =============   ==============   ==============   =============

Basic earnings per common share                                           $ 0.55            $1.15           $ 2.83           $3.90
Basic common shares outstanding  (in millions)                              10.5             12.0             11.2            12.2

Diluted earnings per common share                                          $0.55            $1.15           $ 2.82           $3.89
Diluted common shares outstanding  (in millions)                            10.6             12.1             11.2            12.2


The accompanying notes are an integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)


                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                        2001                2000
                                                                                   -------------       -------------
Cash flows from operations:
   Net income                                                                             $  32               $  47
   Add non-cash income and expense items:
     Depreciation and amortization, net                                                     114                 113
     Deferred income taxes, net                                                              18                  30
     Bad debt expense                                                                         2                   4
   Add other cash items:
      Net change in receivables, other assets,
           payables and accrued expenses                                                     (4)                (18)
      Cash receipts from lease contracts receivable                                          18                  19
      Recovery of property and equipment net book value                                      25                  38
                                                                                   -------------       -------------
             Total cash provided from operations                                            205                 233
                                                                                   -------------       -------------
Cash used for investment activities:
   Additions to property and equipment                                                      (61)               (173)
                                                                                   -------------       -------------
            Total cash used for investing activities                                        (61)               (173)
                                                                                   -------------       -------------
Cash flows from financing activities:
   Borrowings of long-term debt                                                               -                  70
   Payments of long-term debt                                                               (78)               (101)

   Repurchase of common stock                                                               (71)                (30)
   Options exercised                                                                          3                   1
                                                                                   -------------       -------------
            Total cash used for financing activities                                       (146)                (60)
                                                                                   -------------       -------------

Net increase in cash                                                                         (2)                  -
Cash at beginning of period                                                                   2                   3
                                                                                   -------------       -------------
Cash at end of period                                                              $          -        $          3
                                                                                   =============       =============

Total interest paid                                                                $         48        $         50
Total net income taxes paid                                                        $          2        $          1

The accompanying notes are integral part of these consolidated financial statements.

                       XTRA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine months ended June 30, 2001 and 2000
                             (Millions of dollars)
                                  (Unaudited)


                                                Common                                    Unearned       Accumulated
                                                 Stock       Capital in                 Compensation-     Other           Total
                                                $ 0.50       Excess of      Retained     Restricted    Comprehensive  Stockholders'
                                               Par Value     Par Value      Earnings       Stock          Income         Equity
                                              ------------  -------------  ------------ -------------  -------------  -------------
Balance at September 30, 1999                      $    6         $    -        $  341       $   (3)        $   (7)         $   337
Comprehensive Income:
  Net income                                            -              -            48             -              -              48
  Foreign currency translation adjustment               -              -             -             -            (2)              (2)
                                                                                                                      -------------

Total comprehensive income                                                                                                       46
Restricted stock amortization, options
   exercised, forfeitures, and related tax
   benefits                                             -              1           (1)             1              -               1
Common stock repurchased                                -              -          (30)             -              -             (30)
                                              ------------  -------------  ------------ -------------  -------------  -------------
Balance at June 30, 2000                            $   6         $    1 #       $ 358 #     $   (2)        $   (9)         $   354
                                              ============  =============  ============ =============  =============  =============

Balance at September 30, 2000                       $   6         $    1         $ 365       $   (2)        $   (9)         $   361

Comprehensive Income:
  Net income                                            -              -            32             -              -              32
  Foreign currency translation adjustment               -              -             -             -              1               1
                                                                                                                      --------------

Total comprehensive income                                                                                                       33
Restricted stock amortization, options
   exercised, forfeitures, and related tax
   benefits                                             -              3             1             1              -               5
Common stock repurchased                               (1)            (1)          (69)            -              -             (71)
                                              ------------  -------------  ------------ -------------  -------------  -------------
Balance at June 30, 2001                            $   5         $    3         $ 329       $    (1)        $   (8)        $   328
                                              ============  =============  ============ =============  =============  =============

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

(3) At June 30, 2001, the Company had $337 million remaining available under its current shelf registration for future debt issuance. The Company had $198 million of unused credit available under its $275 million Revolving Credit Facility at June 30, 2001.

(4) During the first quarter of fiscal 2001, the Company received an acquisition break-up fee from a leasing acquisition target. As a result, XTRA recorded income of $2 million (pretax) in the first quarter of fiscal 2001 as an unusual item. Excluding the one-time unusual item of $2 million (pretax) related to the break-up fee, net income and diluted earnings per share would have been $31 million and $2.72, respectively, for the nine months ended June 30, 2001.

(5) On July 30, 2001, the Company entered into a definitive Agreement and Plan of Merger which calls for a cash tender offer of $55.00 per share to holders of Company common stock by a wholly owned subsidiary of Berkshire Hathaway, Inc., a Delaware corporation. Upon successful completion of the tender offer, the Merger Agreement calls for a merger pursuant to which the remaining stockholders will receive cash in the same amount as paid in the tender offer.

         The tender offer is expected to commence on August 14, 2001 and will be for all of the Company's outstanding common stock. The value of the transaction is approximately $590 million. Upon successful consummation of the transaction, the Company will become a wholly owned subsidiary of Berkshire Hathaway, Inc. and will continue to be headquartered in Westport, Connecticut.

(6) The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                  (unaudited)
                                                             Three Months Ended                    Nine Months Ended
                                                                    June 30,                              June 30,
                                                              2001             2000                 2001             2000
                                                         --------------  --------------     -----------------  -------------
Net income (numerator) (in millions)                              $  6           $  14                 $  32          $  47
                                                         ==============  ==============     =================  =============

Computation of  Basic Shares Outstanding
----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic
   shares outstanding (denominator)                             10,529          12,031                11,169         12,215
                                                         ==============  ==============     =================  =============

Basic earnings per common share                                 $ 0.55          $ 1.15                $ 2.83         $ 3.90
                                                         ==============  ==============     =================  =============

Computation of Diluted Shares Outstanding
-----------------------------------------
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic shares outstanding             10,529          12,031                11,169         12,215

Common stock equivalents for diluted shares outstanding             99              24                    68             13
                                                         --------------  --------------     -----------------  -------------

Weighted average number of diluted
   shares outstanding (denominator)                             10,628          12,055                11,237         12,228
                                                         ==============  ==============     =================  =============

Diluted earnings per common share                               $ 0.55          $ 1.15                $ 2.82         $ 3.89
                                                         ==============  ==============     =================  =============


(7) Pursuant to the aggregation criteria of SFAS 131, an entity may aggregate operating segments if they have similar characteristics and are similar on the following five dimensions: (1) nature of products and services, (2) nature of production process, (3) types of customers,
         (4) distribution methods, and (5) nature of its regulatory environment. The Company's operating divisions and related transportation equipment have been aggregated into two reportable segments: North America and International.

         The North American reportable segment consists of the Company's XTRA Lease and XTRA Intermodal divisions, which lease over-the-road and intermodal equipment predominantly within the United States. The XTRA International division leases marine containers worldwide. The following tables provide information about the Company's reportable segments:


                                                                        (unaudited)
         Segment Information:               Three months ended June 30,              Nine months ended June 30,
         -------------------             ------------------------------------    ------------------------------------
                                          North                                   North
         (Dollars in millions)           America    International     Total      America    International     Total
         ---------------------           -------    -------------     -----      -------    -------------     -----
         2001:
         Revenues                             $ 92           $10       $102          $297            $33       $330
         Operating income (loss)                23            (1)        22            93             (2)        91

         2000:
         Revenues                             $101           $15       $116          $314            $44       $358
         Operating income                       35             3         38           115              8        123

         Reconciliation of pretax
         income:                              Three months ended June 30,             Nine months ended June 30,
         -------                            ------------------------------------    ------------------------------------
                                                      2001             2000                2001                2000
                                                      ----             ----                ----                ----
         Operating income for                          $22              $38                 $91                $123
         reportable segments
         Interest expense                               13               15                  42                  45
         Unusual item                                    -                -                   2                   -
                                        ------------------------------------    ------------------------------------

         Pretax income                                 $ 9              $23                 $51                $ 78
                                        ====================================    ====================================

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

         XTRA Corporation leases, primarily on an operating basis, freight transportation equipment including over-the-road trailers, intermodal trailers, chassis, marine containers, and domestic containers. XTRA's equipment utilization, lease rates, and therefore, profitability, are impacted by the supply of and demand for available equipment, the level of economic activity in North America, world trade activity, the actions of its competitors, and other factors in the freight transportation industry. Utilization and profitability are usually seasonally lower in the second and third fiscal quarters than in the first and fourth fiscal quarters. In general, the Company's receivable collection experience has been good. In light of the current industry downturn, we would expect utilization and profitability to be lower than the prior year, the collection period of our receivables to lengthen, and a corresponding increase in our bad debt reserve. XTRA's marine container leasing operation modestly reduces XTRA's dependence on the North American transportation industry. Although the marine container business is international, substantially all transactions are denominated in U.S. dollars.

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

The Three Months Ended June 30, 2001
------------------------------------
Versus the Three Months Ended June 30, 2000:
-------------------------------------------

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

         The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the three months ended June 30, 2001 and 2000. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                  2001                  2000
                                                                            -----------------       --------------
XTRA Lease
----------
Utilization                                                                              77%                  83%
Units                                                                                 90,000               90,000
Net investment in equipment (in millions)                                              $ 983                $ 983

XTRA Intermodal
---------------
Utilization                                                                              77%                  81%
Units                                                                                 47,000               50,000
Net investment in equipment (in millions)                                              $ 193                $ 227

Total North America
-------------------
Utilization                                                                              77%                  83%
Units                                                                                137,000              140,000
Net investment in equipment (in millions)                                            $ 1,176              $ 1,210

International
-------------
Utilization                                                                              71%                  84%
Units                                                                                128,000              138,000
Net investment in equipment (in millions)                                              $ 235                $ 285

Consolidated
------------
Utilization                                                                              76%                  83%
Units                                                                                265,000              278,000
Net investment in equipment (in millions)                                            $ 1,411              $ 1,495

         Consolidated revenues decreased by 12% or $14 million for the three months ended June 30, 2001 compared to the same period a year ago. The Company's average equipment utilization decreased from 83% in the third quarter of fiscal 2000 to 76% in the third quarter of fiscal 2001. Average net investment in equipment decreased by $84 million from the same quarter of the prior year primarily due to a reduction in net investment in the marine container and intermodal trailer fleets.

         The Company's North American revenues decreased $9 million from the same quarter a year ago primarily due to a decrease in working units. The Company's North American utilization averaged 77% in the third quarter of fiscal 2001, as compared to 83% in the comparable prior year period. XTRA Lease's revenues decreased $6 million from the comparable prior year quarter primarily due to a decrease in total working units. XTRA Lease's utilization declined to 77%, which was 6% lower than the comparable prior year quarter, primarily due to declining levels of domestic freight. XTRA Intermodal's revenues decreased $3 million from the comparable quarter of fiscal 2000 due to a decrease in working units. XTRA Intermodal's utilization averaged 77% in the third quarter of fiscal 2001, compared to 81% in the same period of fiscal 2000, primarily due to reduced levels of intermodal freight.

         The Company's North American over-the-road trailer fleet averaged 90,000 units, or 70% of average net investment in equipment in the third quarter of fiscal year 2001, compared to 90,000 units, or 66% of average net investment in equipment, in the comparable prior year period.

         XTRA's intermodal fleet averaged 47,000 units, or 14% of average net investment in equipment, in the third quarter of 2001, versus 50,000 units, or 15% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage.

         XTRA International's revenues decreased $5 million from the same quarter of the prior year due to a decrease in working units and higher provisions for losses on disposal of containers. XTRA International's utilization declined to 71%, which was 13% lower than the comparable prior year quarter. The Company's average international fleet size decreased to 128,000 units or 16% of average net investment in equipment in the third quarter of fiscal 2001 from 138,000 units or 19% of average net investment in equipment in the comparable prior year period. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

         Total operating expenses increased by 3% or $2 million for the three months ended June 30, 2001 compared to the same period a year ago. Depreciation expense decreased by $1 million from the prior year period primarily due to the declining size of the marine container fleet. Rental equipment operating expenses increased by $3 million primarily due to higher storage costs because of lower utilization and higher repair and maintenance expense from the comparable prior quarter. Selling and administrative expenses were comparable to the prior year quarter.

Interest Expense
----------------

         Interest expense decreased by $2 million for the three months ended June 30, 2001 from the same period of fiscal 2000 primarily due to lower debt.

Pretax Income
-------------

         Pretax income decreased 61% or $14 million for the three months ended June 30, 2001 versus the same period a year ago primarily due to a decrease in working units.

Provision for Income Taxes
--------------------------

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. For the three months ended June 30, 2001, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The effective income tax rate for fiscal 2000 was 39.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% primarily due to state income taxes.

The Nine Months Ended June 30, 2001
Versus the Nine Months Ended June 30, 2000:
-------------------------------------------

Revenues and Changes in Business Conditions
-------------------------------------------

         The following table sets forth the Company's average equipment utilization (dollar-weighted by net investment in equipment), average fleet size in units, and average net investment in revenue equipment for the nine months ended June 30, 2001 and 2000. The Company's average fleet size and average net investment include equipment owned by the Company, equipment leased-in from third parties under operating and capital leases, and equipment leased to third parties under finance leases.

                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                         2001                  2000
                                                                                   -----------------      ----------------
XTRA Lease
----------
Utilization                                                                                     81%                   86%
Units                                                                                        91,000                89,000
Net investment in equipment (in millions)                                                     $ 997                 $ 956

XTRA Intermodal
---------------
Utilization                                                                                     80%                   83%
Units                                                                                        48,000                51,000
Net investment in equipment (in millions)                                                     $ 201                 $ 237

Total North America
-------------------
Utilization                                                                                     80%                   86%
Units                                                                                       139,000               140,000
Net investment in equipment (in millions)                                                   $ 1,198               $ 1,193

International
-------------
Utilization                                                                                     77%                   81%
Units                                                                                       131,000               142,000
Net investment in equipment (in millions)                                                     $ 246                 $ 296

Consolidated
------------
Utilization                                                                                     80%                   85%
Units                                                                                       270,000               282,000
Net investment in equipment (in millions)                                                   $ 1,444               $ 1,489


         Consolidated revenues decreased by 8% or $28 million for the nine months ended June 30, 2001 compared to the same period a year ago. The Company's average equipment utilization decreased from 85% in the first nine months of fiscal 2000 to 80% in the first nine months of fiscal 2001. Average net investment in equipment decreased by $45 million from the nine month period of the prior year primarily due to a reduction in net investment in the marine container and intermodal trailer fleets.

         The Company's North American revenues decreased $17 million from the same period a year ago primarily due to a decrease in working units. The Company's North American utilization averaged 80% in the first nine months of fiscal 2001, as compared to 86% in the comparable prior year period. XTRA Lease's revenues decreased $8 million from the comparable prior year period primarily due to a decline in working units. XTRA Lease's utilization declined to 81%, which was 5% less than the comparable prior year period, primarily due to declining levels of domestic freight. XTRA Intermodal's revenues decreased $9 million from the comparable period of fiscal 2000 due to a decrease in working units. XTRA Intermodal's utilization averaged 80% in the first nine months of fiscal 2001, compared to 83% in the same period of fiscal 2000, due to reduced levels of intermodal freight.

         The Company's North American over-the-road trailer fleet averaged 91,000 units, or 69% of average net investment in equipment in the first nine months of fiscal year 2001, compared to 89,000 units, or 64% of average net investment in equipment, in the comparable prior year period.

         XTRA's intermodal fleet averaged 48,000 units, or 14% of average net investment in equipment in the first nine months of fiscal year 2001, versus 51,000 units, or 16% of average net investment in equipment, in the comparable prior year period. The Company continues to downsize its North American intermodal trailer fleet as the railroads shift toward more domestic container usage.

         XTRA International's revenues decreased $11 million from the same nine month period of the prior year due to a decrease in working units and higher provisions for losses on disposal of containers. XTRA International's utilization declined to 77%, which was 4% lower than the comparable prior year period. The Company's average international fleet size decreased to 131,000 units or 17% of average net investment in equipment in the first nine months of fiscal 2001 from 142,000 units or 20% of average net investment in equipment in the comparable prior year period. XTRA does not currently anticipate making any further investment in the marine container business.

Operating Expenses
------------------

         Total operating expenses increased $4 million from the comparable prior year period. Depreciation expense decreased by $1 million from the comparable prior year period primarily due to a reduction in the marine container fleet. Rental equipment lease financing expense increased $1 million from the same prior year period due to a $34 million off-balance sheet lease executed in the first quarter of fiscal 2000. Rental equipment operating expense increased $2 million primarily due to higher storage costs because of lower utilization and higher repair and maintenance expense, partially offset by gains on sale of real estate. Selling and administrative expenses increased $2 million from the prior year period primarily due to higher professional fees associated with e-commerce initiatives and information systems and higher depreciation on information systems equipment.

Interest Expense
----------------

         Interest expense decreased by $3 million for the nine months ended June 30, 2001 from the same period of fiscal 2000 due to lower debt levels, partially offset by higher interest rates.

Pretax Income
-------------

         Pretax income decreased 35% or $27 million, after an unusual income item, for the nine months ended June 30, 2001 versus the same period a year ago primarily due to a decrease in utilization rates.

Provision for Income Taxes
--------------------------

         The effective income tax rates used in the interim financial statements are estimates of the fiscal years' rates. For the nine months ended June 30, 2001, the Company recorded a provision for income taxes using an estimated effective income tax rate of 38.5%. The effective income tax rate for fiscal 2000 was 39.5%. The Company's effective income tax rate for fiscal 2000 and its estimated effective income tax rate for fiscal 2001 are higher than the statutory U.S. Federal income tax rate of 35% primarily due to state income taxes.

Unusual Item: Income Related to Transaction Break-up Fee
--------------------------------------------------------

         During the first quarter of fiscal 2001, the Company received a transaction break-up fee from a leasing acquisition target. As a result, XTRA recorded income of $2 million (pretax) in the first quarter of fiscal 2001 as an unusual item.

Share Repurchases
-----------------

         During the first nine months of fiscal 2001, the Company repurchased approximately 1.5 million shares totaling $71 million.

Liquidity and Capital Resources
-------------------------------

         During the nine months ended June 30, 2001, the Company generated cash flows from operations of $205 million. During the same period, the Company acquired $61 million of property and equipment. Net debt outstanding (debt less cash) decreased $76 million.

         As of August 3, 2001, committed capital expenditures for revenue equipment for fiscal year 2001 amounted to $63 million. For the full year, the Company expects its total capital spending to be less than $75 million.

         As of August 3, 2001, XTRA Inc. had $337 million available for future issuance under its current shelf registration and unused credit available of $169 million under its $275 million Revolving Credit Facility.

Tender Offer
------------

         On July 30, 2001, the Company entered into a definitive Agreement and Plan of Merger which calls for a cash tender offer of $55.00 per share to holders of Company common stock by a wholly owned subsidiary of Berkshire Hathaway, Inc., a Delaware corporation. Upon successful completion of the tender offer, the Merger Agreement calls for a merger pursuant to which the remaining stockholders will receive cash in the same amount as paid in the tender offer.

         The tender offer is expected to commence on August 14, 2001 and will be for all of the Company's outstanding common stock. The value of the transaction is approximately $590 million. Upon successful consummation of the transaction, the Company will become a wholly owned subsidiary of Berkshire Hathaway, Inc. and will continue to be headquartered in Westport, Connecticut.

                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         At June 30, 2001, there were no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

Our revenues may decrease as a result of the consolidation of our customers,
----------------------------------------------------------------------------
which may result in less demand for leased transportation equipment.
--------------------------------------------------------------------

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

We may be unable to meet customer demand because of the long delivery times for
-------------------------------------------------------------------------------
trailers and other equipment which could cause us to lose market share.
-----------------------------------------------------------------------

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

We may not be able to secure sufficient capital on acceptable terms, which would
--------------------------------------------------------------------------------
impact our ability to grow and maintain our fleet.
--------------------------------------------------

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

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 K
                    -----------------------------------------

(a)      Exhibits
---      --------

Exhibit No.        Description
-----------        -----------

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2001 and 2000 for XTRA Corporation

(b)      Report on Form 8-K
---      ------------------

         On July 31, 2001, a Current Report on Form 8-K was filed by the Company to disclose the execution on July 30, 2001 of an Agreement and Plan of Merger among the Company, Berkshire Hathaway, Inc. and BX Merger Sub, Inc., a wholly owned subsidiary of Berkshire Hathaway, Inc.

         On August 3, 2001, a Current Report on Form 8-K was filed by the Company to disclose certain financial information for the fiscal third quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               XTRA CORPORATION
                                               -------------------------------
                                               (Registrant)


Date:                 August 14, 2001          /s/ Stephanie L. Johnson
                      ----------------         -------------------------------
                                               Stephanie L. Johnson
                                               Vice President and Treasurer


Date:                 August 14, 2001          /s/ Thomas G. Schaefer
                      ----------------         ---------------------------------
                                               Thomas G. Schaefer
                                               Vice President and Controller

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

12.1 Statement of the calculation of earnings to fixed charges for the nine months ended June 30, 2001 and 2000 for XTRA Corporation